Form 10-Q
period 2014-10-31
Merk Gold Trust
filed 2014-12-12
CIK 1546652

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2014

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

(714) 508-6000
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒	No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☒	No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one)

Large Accelerated Filer ☐	Accelerated Filer ☐	Non- Accelerated Filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐	No ☒
As of October 31, 2014, the issuer had 4,852,213 shares outstanding.

MERK GOLD TRUST

Cautionary Note Regarding Forward Looking Statements

i

MERK GOLD TRUST
CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q, or Quarterly Report, includes statements which relate to future events or future performance.  In some cases, you can identify such forward-looking statements by terminology such as "may," "will," "should," "expect," "plan," "anticipate," "believe," "estimate," "predict," "potential" or the negative of these terms or other comparable terminology.  All statements (other than statements of historical fact) included in this Quarterly Report that address activities, events or developments that may occur in the future, including such matters as changes in commodity prices and market conditions (for gold and the shares), the operations of Merk Gold Trust, or Trust, the plans of Merk Investments LLC, the sponsor of the Trust, or Sponsor, and references to the Trust's future success and other similar matters are forward-looking statements.  These statements are only predictions.  Actual events or results may differ materially.  These statements are based upon certain assumptions and analyses made by the Sponsor on the basis of its perception of historical trends, current conditions and expected future developments, as well as other factors it believes are appropriate in the circumstances.  Whether or not actual results and developments will conform to the Sponsor's expectations and predictions is subject to a number of risks and uncertainties, including the special considerations referenced in this Quarterly Report, general economic, market and business conditions, changes in laws or regulations, including those concerning taxes, made by governmental authorities or regulatory bodies, and other world economic and political developments.  Consequently, all the forward-looking statements made in this Quarterly Report are qualified by these cautionary statements, and there can be no assurance that the actual results or developments the Sponsor anticipates will be realized or, even if substantially realized, that they will result in the expected consequences to, or have the expected effects on, the Trust's operations or the value of the shares.  Moreover, neither the Sponsor, nor any other person assumes responsibility for the accuracy or completeness of the forward-looking statements.  Neither the Trust nor the Sponsor undertakes an obligation to publicly update or conform to actual results any forward-looking statement, whether as a result of new information, future developments or otherwise, except as required by law.
ii

MERK GOLD TRUST
PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements (Unaudited)
Statement of Assets and Liabilities (Unaudited)
At October 31, 2014
Assets
Investments in gold bullion (cost $62,312,599)	$56,386,947
Receivable from capital shares sold	19,466
Total Assets	56,406,413

Liabilities
Sponsor's fee payable	19,466
Total Liabilities	19,466

Net Assets	$56,386,947

Net Assets Consists of:
Paid-in-capital	$62,399,073
Accumulated net investment loss	(94,950)
Accumulated net realized gain	8,476
Unrealized appreciation (depreciation) on investment in gold bullion	(5,925,652)
$56,386,947

Shares issued and outstanding (no par value)	4,852,213
Net asset value per share	$11.62

See notes to unaudited financial statements.

MERK GOLD TRUST Statement of Operations (Unaudited)
	Three Months ended October 31, 2014	Period May 6, 2014* to October 31, 2014

Expenses
Sponsor's fee	$57,544	$94,950
Total expenses	57,544	94,950

Net investment loss	(57,544)	(94,950)
Net Realized and Unrealized Gain (Loss) Net realized gain from gold bullion distributed for redemptions	7,840	8,476
Net change in unrealized appreciation (depreciation) on investment in gold bullion	(5,739,065)	(5,925,652)
Net realized and unrealized loss from operations	(5,731,225)	(5,917,176)

Net Decrease in Net Assets resulting from operations	$(5,788,769)	$(6,012,126)

* Commencement of operations
See notes to unaudited financial statements.

MERK GOLD TRUST Statement of Changes in Net Assets (Unaudited) For the three months ended October 31, 2014 and the period May 6, 2014* to October 31, 2014

	Three Months Ended October 31, 2014	Period Ended October 31, 2014

Net Assets - beginning of period	$55,829,974	$1,306,250
Creations	6,997,778	61,815,145
Redemptions	(652,036)	(722,322)
Net Investment loss	(57,544)	(94,950)
Net realized gain from gold bullion distributed for redemptions	7,840	8,476
Net change in unrealized appreciation (depreciation) on investment in gold bullion	(5,739,065)	(5,925,652)
Net Assets - end of period	$56,386,947	$56,386,947

*Commencement of operations.

See notes to unaudited financial statements.

MERK GOLD TRUST
Financial Highlights (Unaudited)
Per Share Performance (for a share outstanding for the three months and throughout the entire period)

	Three Months Ended October 31, 2014	Period May 6, 2014* to October 31, 2014

Net asset value per share, beginning of period	$12.84	$13.06

Net investment loss (a)	(0.01)	(0.02)
Net realized and unrealized gain (loss) on investment in gold bullion	(1.21)	(1.42)
Net change in net assets from operations	(1.22)	(1.44)

Net asset value per share, end of period	$11.62	$11.62

Total return, at net asset value(b)	(9.50)%	(11.03)%

Ratio of average net assets:

Net investment loss(c)	(0.40)%	(0.40)%
Expenses (c) 0.40%	0.40%	0.40%

* Commencement of operations.

(a)  Calculated using average shares outstanding
(b)  Not annualized
(c)  Annualized

See notes to unaudited financial statements.

MERK GOLD TRUST
Schedule of Investment (unaudited)
At October 31, 2014

Description	Fine Ounces	Cost	Fair Value	% of Net Assets
Gold Bullion	48,432	$62,312,599	$56,386,947	100.0%

See notes to unaudited financial statements.

MERK GOLD TRUST
Notes to Unaudited Financial Statements

1. ORGANIZATION
The Merk Gold Trust (the "Trust") is an investment trust formed on May 6, 2014 under New York law pursuant to a depository trust agreement. After consideration of Financial Accounting Standards Topic 946, Merk Investments LLC (the "Sponsor") has concluded the Trust meets the fundamental characteristics of an investment company. In addition, while the Trust does not currently possess all of the typical characteristics of an investment company, it believes its activities are consistent with those of an investment company and will therefore apply the guidance in Financial Accounting Standards Topic 946, including disclosure of the financial support contractually required to be provided by an investment company to any of its investees. The Sponsor is responsible for, among other things, overseeing the performance of The Bank of New York Mellon (the "Trustee") and the Trust's principal service providers, including the preparation of financial statements. The Trustee is responsible for the day-to-day administration of the Trust.
Virtu Financial, also known as the Lead Market Maker, is the Initial Purchaser and contributed 1,000 ounces of Gold in exchange for 100,000 shares on May 6, 2014. At contribution, the value of the gold deposited with the Trust was based on the price of an ounce of Gold of $1,306.25.  The Initial Purchaser is not affiliated with the Sponsor or the Trustee.
The Trust's primary objective is to provide investors with an opportunity to invest in gold through the shares and be able to take delivery of physical gold bullion and gold coins (physical gold) in exchange for their shares.  The Trust's secondary objective is for the shares to reflect the performance of the price of gold less the expenses of the Trust's operations.  The Trust is not actively managed.
The fiscal year end of the Trust is January 31st.
2. SIGNIFICANT ACCOUNTING POLICIES
In preparing financial statements in conformity with accounting principles generally accepted in the United States of America ("GAAP"), management makes estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, as well as the reported amount of revenue and expenses reported during the period. Actual results could differ from these estimates.
The accompanying unaudited financial statements were prepared in accordance with GAAP for interim financial information and with the instructions for the Form 10-Q. In the opinion of the Trust's management, all adjustments (which consists of normal recurring adjustments) necessary to present fairly the financial position and the results of operations as of and for the period May 6, 2014 to October 31, 2014 have been made.
The following is a summary of significant accounting policies followed by the Trust.
2.1 Valuation of Gold
Various inputs are used in determining the value of the Trust's investment. These inputs are summarized in three broad levels. Level 1 includes quoted prices in active markets for identical securities. Level 2 includes other significant observable inputs (including quoted prices for similar securities, interest rates, prepayment speeds, and credit risk). Level 3 includes significant unobservable inputs (including the Trust's own assumptions in determining the fair value of investments).
London Gold Delivery Bars are held by JPMorgan Chase Bank, N.A. (the "Custodian"), on behalf of the Trust, at the London, United Kingdom vaulting premises. All gold is valued based on its Fine Ounce content, calculated by multiplying the weight of gold by its purity; the same methodology is applied independent of the type of gold held by the Trust; similarly, the value of up to 430 Fine Ounces of unallocated gold the Trust may hold is calculated by

MERK GOLD TRUST
Notes to Financial Statements
multiplying the number of Fine Ounces with the price of gold determined by the Trustee as follows.  The Trustee values the gold held by the Trust on the basis of the price of a Fine Ounce as set by the afternoon session of the twice daily fix of the price of a Fine Ounce which starts at 3:00 PM London, England time and is performed by the five members of the London gold fix and is therefore classified as Level 1. There were no transfers between levels during the period.
2.2 Expenses
The Trustee issues shares to pay the Sponsor's fee; the Sponsor pays the Trust's ordinary expenses. The net asset value of the Trust is used to compute the Sponsor's fee, and the Trustee subtracts from the net asset value of the Trust the amount of accrued Sponsor's fee. To the extent the Trust issues additional shares to pay the Sponsor's fee or sells gold to cover expenses or liabilities, the amount of gold represented by each share will decrease. New deposits of gold, received in exchange for new shares issued by the Trust, would not reverse this trend.
2.3 Creations & Redemptions of Shares
Shares are issued and redeemed by the Trust in blocks of 50,000 shares called "Baskets" in exchange for gold from certain registered broker-dealers or other securities market participants ("Authorized Participants"). Investors that are not Authorized Participants may also take delivery of physical gold in exchange for their shares ("Delivery Applicants").
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
Delivery Applicants
In exchange for its shares and payment of a processing fee, a Delivery Applicant will be entitled to one or more bars or coins of physical gold having approximately the total Fine Ounces represented by the shares on the day on which

MERK GOLD TRUST
Notes to Financial Statements
the Delivery Applicant's broker-dealer submits his or her shares to the Trust in exchange for physical gold ("Share Submission Day").  As it is unlikely that the total Fine Ounces of physical gold will exactly correspond to the Fine Ounces represented by a specific number of shares, a Delivery Applicant will likely receive some cash representing the net sale proceeds of any excess Fine Ounces (the "Cash Proceeds").  To minimize the Cash Proceeds of any exchange, the Delivery Application requires that the number of shares submitted closely correspond in Fine Ounces to the Fine Ounces of physical gold that is held or that is to be acquired by the Trust for which the delivery is sought.  Share submissions are processed in the order approved.
Changes in the shares for the period ending October 31, 2014 are as follows:
	Shares	Amount
Shares, beginning of period	100,000	$1,306,250
Shares issued	4,807,619	61,815,145
Shares redeemed	(55,406)	(722,322)
Net increase	4,852,213	$62,399,073
2.4 Income Taxes
The Trust is treated as a "grantor trust" for US federal tax purposes. As a result, the Trust itself is not subject to US federal income tax. Instead, the Trust's income and expenses "flow through" to the shareholders and the Trustee reports the Trust's income, gains, losses and deductions to the Internal Revenue Service on that basis.
The Sponsor has evaluated whether or not there are uncertain tax positions that require financial statement recognition and has determined that no reserves for uncertain tax positions are required as of October 31, 2014.
2.5. Revenue Recognition Policy
A gain or loss is recognized based on the difference between the selling price and the average cost method of the gold sold.
3. INVESTMENT IN GOLD
The following represents the changes in ounces of gold and the respective fair value at October 31, 2014:
	Ounces	Fair Value

Beginning balance as of May 6, 2014	1,000	1,306,250
Gold bullion contributed	47,986	61,815,145
Gold bullion distributed	(554)	(722,322)
Change in unrealized depreciation	—	(5,925,652
Realized gain from gold distributed	—	8,476
Net investment loss	—	(94,950)

Balance as of October 31, 2014	48,432	$56,386,947

MERK GOLD TRUST
Notes to Financial Statements
4. RELATED PARTIES - SPONSOR, TRUSTEE, CUSTODIAN AND MARKETING FEES
Fees paid are to the Sponsor as compensation for services performed under the Trust Agreement. The Sponsor's fee is payable at an annualized rate of 0.40% of the Trust's Net Asset Value, accrued on a daily basis computed on the prior Business Day's Net Asset Value and paid monthly in arrears.
The Sponsor has agreed to assume the following administrative and marketing expenses incurred by the Trust: the Trustee's monthly fee and out-of-pocket expenses; the Custodian's fee; the marketing support fees and expenses; expenses reimbursable under the Custody Agreement; the precious metals dealer's fees and expenses reimbursable under its agreement with the Sponsor; exchange listing fees; Securities and Exchange Commission registration fees; printing and mailing costs; maintenance expenses for the Trust's website; audit fees; and up to $100,000 per annum in legal expenses.
Affiliates of the Trustee, as well as affiliates of the Custodian may from time to time act as Authorized Participants to purchase or sell gold or shares for their own account, as agent for their customers and for accounts over which they exercise investment discretion.
5. SHAREHOLDER OWNERSHIP
Merk Hard Currency Fund owned a market value of $36,370,991 which equates to 64.5025% ownership in the Trust at October 31, 2014. The Sponsor acts as investment advisor to the Merk Hard Currency Fund.
6. CONCENTRATION OF RISK
The Trust's sole business activity is the investment in Gold bullion. Several factors could affect the price of gold: (i) global gold supply and demand, which is influenced by such factors as forward selling by gold producers, purchases made by gold producers to unwind gold hedge positions, central bank purchases and sales, and production and cost levels in major gold-producing countries; (ii) investors' expectations with respect to the rate of inflation; (iii) currency exchange rates; (iv) interest rates; (v) investment and trading activities of hedge funds and commodity funds; and (vi) global or regional political, economic or financial events and situations. In addition, there is no assurance that gold will maintain its long-term value in terms of purchasing power in the future. In the event that the price of gold declines, the Sponsor expects the value of an investment in the shares to decline proportionately. Each of these events could have a material adverse effect on the Trust's financial position and results of operations.
7. INDEMNIFICATION
Under the Trust's organizational documents, each of the Trustee (and its directors, employees and agents) and the Sponsor (and its members, managers, directors, officers, employees, affiliates) is indemnified against any liability, cost or expense it incurs without gross negligence, bad faith or willful misconduct on its part and without reckless disregard on its part of its obligations and duties under the Trust's organizational documents. The Trust's maximum exposure under these arrangements is unknown as this would involve future claims that may be made against the Trust that have not yet occurred.  However, based on industry experience, management believes the risk of loss is remote.
8. SUBSEQUENT EVENTS
Management has evaluated the events and transactions that have occurred through the date the financial statements were issued and noted no items requiring adjustment of the financial statements or additional disclosures.
* * *
This report is submitted for the general information of the shareholders. It is not authorized for distribution to prospective investors unless preceded or accompanied by an effective prospectus, which includes information regarding the Trust's risks, objectives, fees and expenses and other information.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

This information should be read in conjunction with the unaudited financial statements and notes to the unaudited financial statements included in Item 1 of Part 1 of this Form 10-Q. The discussion and analysis that follows may contain forward-looking statements with respect to the Merk Gold Trust's financial conditions, operations, future performance and business. These statements can be identified by the use of the words "may," "should," "expect," "plan," "anticipate," "believe," "estimate," "predict," "potential" or similar words and phrases.  These statements are based upon certain assumptions and analyses Merk Investments LLC, the Sponsor, has made based on its perception of historical trends, current conditions and expected future developments. Neither the Trust nor the Sponsor is under a duty to update any of the forward looking statements, to conform such statements to actual results or to reflect a change in management's expectations or predictions.

Introduction

The Merk Gold Trust (the "Trust") was formed pursuant to a depositary trust agreement (the "Trust Agreement") on May 6, 2014 under New York State law. The Trust is not managed like a corporation or an active investment vehicle.  It does not have any officers, directors, or employees and is administered by the The Bank of New York Mellon (the "Trustee") pursuant to the Trust Agreement.  The Trust is not registered as an investment company under the Investment Company Act of 1940, as amended, and is not required to register under such act.  It will not hold or trade in commodity futures contracts, nor is it a commodity pool, or subject to regulation as a commodity pool operator or a commodity trading adviser in connection with issuing shares.

The Trust's primary objective is to provide investors with an opportunity to invest in gold through the shares and be able to take delivery of physical gold bullion and gold coins ("physical gold") in exchange for those shares.  The Trust's secondary objective is for the shares to reflect the performance of the price of gold less the expenses of the Trust's operations.  Each share represents a fractional undivided beneficial interest in the Trust's net assets.  The Trust's assets consist principally of gold held on the Trust's behalf in financial institutions for safekeeping.  Physical gold that the Trust will hold includes London Bars and, for the limited purposes described herein, other gold bars and coins, without numismatic value, having a minimum fineness (or purity) of 995 parts per 1,000 (99.5%) or, for American Gold Eagle gold coins, with a minimum fineness of 91.67%.

Shares are issued by the Trust only in blocks of 50,000 shares called "Baskets" in exchange for gold from certain registered broker-dealers or other securities market participants ("Authorized Participants").  See "Creation and Redemption of Shares - Authorized Participants" in the notes to our financial statements for requirements to qualify as an Authorized Participant.  Baskets may be redeemed by the Trust in exchange for the amount of gold corresponding to their redemption value.  The Trust issues and redeems Baskets on an ongoing basis at net asset value to Authorized Participants who have entered into a contract with the Sponsor and the Trustee.

Shares of the Trust trade on the New York Stock Exchange (the "NYSE") Arca under the symbol "OUNZ".

Valuation of Gold and Computation of Net Asset Value

The Trustee determines the net asset value (the "NAV") of the Trust on each day that NYSE Arca is open for regular trading, as promptly as practical after 4:00 PM New York time. The net asset value of the Trust is the aggregate value of the Trust's assets less its estimated accrued but unpaid liabilities (which include accrued expenses).

In determining the Trust's net asset value, the Trustee values the gold held by the Trust based on the afternoon session of the twice daily fix of the price of a Fine Ounce of gold which starts at 3:00 PM London, England time and is performed in London by the five members of the London gold fix (the "London PM Fix").  The Trustee also determines the net asset value per share.  If on a day when the Trust's net asset value is being calculated the London PM Fix for that day is not available, the Trustee will value the gold held by the Trust based on that day's morning session of the twice daily fix of the price of a Fine Ounce of gold, which starts at 10:30 AM London, England time and is performed in London by the five members of the London gold fix (the "London AM Fix"). If no fix is available for the day, the Trustee will value the Trust's gold based on the most recently announced London PM Fix or London AM Fix.

If the Sponsor determines that such price is inappropriate to use, it shall identify an alternate basis for evaluation to be employed by the Trustee. The Sponsor may instruct the Trustee to use a different publicly available price which the Sponsor determines to fairly represent the commercial value of the Trust's gold.

Results from Operations

The Quarter Ended October 31, 2014

The Trust is a trust formed on May 6, 2014 under New York law pursuant to the Trust Agreement.  After consideration of Financial Accounting Standards Topic 946, the Sponsor has concluded that for financial statement reporting purposes the Trust meets the fundamental characteristics of an investment company.  In addition, while the Trust does not currently possess all of the typical characteristics of an investment company, the Sponsor believes the Trust's activities are consistent with those of an investment company and will therefore apply the guidance in Financial Accounting Standards Topic 946, including disclosure of the financial support contractually required to be provided by an investment company to any of its investees.  The Sponsor is responsible for, among other things, overseeing the performance of The Bank of New York Mellon (the "Trustee") and the Trust's principal service providers, including the preparation of financial statements.  The Trustee is responsible for the day-to-day administration of the Trust.

The Trust's NAV ended the quarter at $56,386,947, mostly as a result of inflows following the Trust's launch in May.  Outstanding shares were 4,852,213 following the cumulative net creation of 10 Baskets throughout the period. Additionally, 4,721 shares were created for Sponsor's fees, and 0 shares were redeemed directly by investors.

NAV per share decreased (9.50)% from July 31, 2014 to quarter end on October 31, 2014, starting at $12.84 per share and ending the period at $11.62 per share.  The Trust's NAV per share fell slightly more than the price per ounce of gold on a percentage basis due to the Sponsor's fees, which were 4,721 shares in total.

The NAV per share of $13.14 on August 12, 2014 was the highest during the quarter, compared with a low of $11.62 on October 31, 2014.

The change in net assets from operations for the quarter ended October 31, 2014 was $(5,788,769) resulting from the sponsor fee of $(57,544) a net realized gain of $7,840 on gold bullion distributed for the redemption of shares and a net change in unrealized appreciation/depreciation on investments in gold bullion of $(5,739,065).  Other than the Sponsor's fee, the Trust had no expenses during the quarter ended October 31, 2014.

Liquidity & Capital Resources

The Trust is not aware of any trends, demands, commitments, events or uncertainties that are reasonably likely to result in material changes to its liquidity needs.  In exchange for the Sponsor's fee, the Sponsor has agreed to assume most of the expenses incurred by the Trust.  As a result, the only ordinary expense of the Trust during the period covered by this report was the Sponsor's fee.

The Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust's gold as necessary to pay the Trust's expenses not otherwise assumed by the Sponsor.  The Trustee will not sell gold to pay the Sponsor's fee but will pay the Sponsor's fee in shares in lieu of cash.  At October 31, 2014, the Trust did not have any cash balances.

Off-Balance Sheet Arrangements

The Trust has no off-balance sheet arrangements.

Critical Accounting Policies

The unaudited financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these unaudited financial statements relies on estimates and assumptions that impact the Trust's financial position and results of operations.  These estimates and assumptions affect the Trust's application of accounting policies.  In addition, please refer to Note 2 to the unaudited financial statements for further discussion of accounting policies.

Effective May 6, 2014, the Trust has adopted the provisions of Topic 946, Investment Companies, and follows specialized accounting.

Investment by Certain Retirement Plans

Section 408(m) of the Internal Revenue Code, as amended (the "Code"), provides that the purchase of a "collectible" as an investment for an individual retirement account (an "IRA") or for an individually directed account maintained under a plan that is tax-qualified under Section 401(a) of the Code (a "Tax-Qualified Account") is treated as a taxable distribution from the account to the owner of the IRA, or to the participant for whom the Tax-Qualified Account is maintained, of an amount equal to the cost to the account of acquiring the collectible.  The Trust has received a private letter ruling from the Internal Revenue Service which provides that the acquisition of shares by the trustee or custodian of an IRA or a Tax-Qualified Account will not constitute the acquisition of a collectible, and thus, a Tax-Qualified Account owning shares will not be treated as having made a distribution to the IRA owner or plan participant under Code section 408(m) solely by virtue of owning such shares.  However, in the event any redemption of shares results in the distribution of gold coins or gold bullion to an IRA or a Tax-Qualified Account, such distribution would constitute the acquisition of a collectible and therefore a distribution from the account, except to the extent the those gold coins or gold bullion satisfies section 408(m)(3) of the Code.

Investors who are considering exchanging their shares for gold coins or gold bullion should consult with their tax advisors regarding the tax implications thereof before doing so.

ERISA and Related Considerations

The Employee Retirement Income Security Act of 1974, as amended ("ERISA"), and/or section 4975 of the Code impose certain requirements on employee benefit plans and certain other plans and arrangements, including IRAs and individual retirement annuities, Keogh plans, and certain collective investment funds or insurance company general or separate accounts in which such plans or arrangements are invested, that are subject to ERISA and/or the Code (collectively, "Plans"), and on persons who are fiduciaries with respect to the investment of assets treated as "plan assets" of a Plan. Investments by Plans are subject to the fiduciary requirements and the applicability of prohibited transaction restrictions under ERISA.

Government plans and some church plans are not subject to the fiduciary responsibility provisions of ERISA or the provisions of section 4975 of the Code, but may be subject to substantially similar rules under state or other federal law.  Fiduciaries of any such plans are advised to consult with their counsel prior to an investment in shares.

In contemplating an investment of a portion of Plan assets in shares, the Plan fiduciary responsible for making such investment should carefully consider, taking into account the facts and circumstances of the Plan, the "Risk Factors" discussed below and whether such investment is consistent with its fiduciary responsibilities, including, but not limited to: (a) whether the fiduciary has the authority to make the investment under the appropriate governing plan instrument; (b) whether the investment would constitute a direct or indirect non-exempt prohibited transaction with a party in interest; (c) the Plan's funding objectives; and (d) whether under the general fiduciary standards of investment prudence and diversification such investment is appropriate for the Plan, taking into account the overall investment policy of the Plan, the composition of the Plan's investment portfolio and the Plan's need for sufficient liquidity to pay benefits when due.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The Trust does not engage in transactions in foreign currencies which could expose the Trust or holders of shares to any foreign currency related market risk.  The Trust does not invest in any derivative financial instruments or long-term debt instruments.

Item 4.  Controls and Procedures

The Trust maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its reports under the Securities Exchange Act of 1934, as amended (the "Exchange Act") is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to the Principal Executive Officer and Principal Financial and Principal Accounting Officer of the Sponsor, and to the auditor, as appropriate, to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of the Principal Executive Officer and the Principal Financial and Principal Accounting Officer of the Sponsor, the Sponsor conducted an evaluation of the Trust's disclosure controls and procedures, as defined under Exchange Act Rules 13a-15(e) and 15d-15(e).  Based on this evaluation, the Principal Executive Officer and the Principal Financial and Principal Accounting Officer of the Sponsor concluded that, as of October 31, 2014, the Trust's disclosure controls and procedures were effective.

There have been no changes in the Trust's or Sponsor's internal control over financial reporting that occurred during the Trust's fiscal quarter ended October 31, 2014 that have materially affected, or are reasonably likely to materially affect, the Trust's or Sponsor's internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

None.

Item 1A. Risk Factors

You should carefully consider the factors discussed under the caption "Risk Factors" beginning on page 12 of Amendment No. 6 to our Registration Statement on Form S-1 (the "Registration Statement"), filed with the Securities and Exchange Commission on May 13, 2014, which could materially affect our business, financial condition or future results.  There have been no material changes in our risk factors from those disclosed in the Registration Statement, except as follows:

As the value of the gold held by the Trust is determined using the London PM Fix, potential discrepancies in, or manipulations of, the calculation of the London PM Fix could impact the value of the gold held by the Trust and could have a material adverse effect on the value of an investment in the shares.

The London gold fix is determined twice each business day (10:30 a.m. and 3:00 p.m. London, England time) by the member banks of the London gold fix using a bidding process that sets or "fixes" the price of gold by matching buy and sell orders submitted to the member banks for the applicable fixing time.  The net asset value of the Trust is determined each day the Trust's principal market, the NYSE Arca, is open for regular trading, using the 3:00 p.m.  London gold fix, which is commonly referred to as the "London PM Fix."  If the London PM Fix has not been announced by 12:00 PM New York time on a particular evaluation day, the next most recent London gold price fix (a.m. or p.m.) is used in the determination of the net asset value of the Trust.  The Trust, the Sponsor, and the Trustee do not participate in establishing the London PM Fix.  Other trusts backed by physical gold also use the London gold fix to determine their asset value.

The London PM Fix is currently the most widely used benchmark for daily gold prices and has historically been viewed as a full and fair representation of all market interest at the time the London PM Fix is determined. Beginning in early 2014, increased attention has been directed to the use of various financial benchmarks and indices as price setting mechanisms for market transactions, including the London gold fix.  For example, the press has reported that regulators in both Germany and the United Kingdom are currently reviewing the London gold fix as part of a wider review of how global benchmark rates are set.  As of May 30, 2014, one member of The London gold fix had been sanctioned by regulators in the United Kingdom for failing to adequately manage conflicts of interest and other matters in connection with the London gold fix, and a senior trader for the firm had been sanctioned for inappropriate conduct relating to the London gold fix.  It is possible that there may be additional regulatory actions brought against other members of the London gold fix.

Additionally, several lawsuits have been filed against the member banks which establish the London gold fix for alleged manipulative conduct in connection with their role in determining the London gold fix.  On May 13, 2014, Deutsche Bank AG ceased to participate in the London gold fix, leaving four member banks of the London gold fix as participants.  There can be no assurance that any of the other member banks will not withdraw from the London gold fix process without finding a replacement.

Concerns about the integrity or reliability of the London PM Fix, even if eventually shown to be without merit, could adversely affect investor interest in gold and therefore adversely affect the price of gold and the value of an investment in the shares.  Because the net asset value of the Trust is determined using the London PM Fix, discrepancies in, or manipulations of, the calculation of the London PM Fix could have an adverse impact on the value of an investment in the shares. Furthermore, concern about the integrity or reliability of the pricing mechanism could disrupt trading in gold and products using the London PM Fix, such as the shares.  In addition, these concerns could potentially lead to both changes in the manner in which the London PM Fix is calculated and/or the discontinuance of the London gold fix altogether.  Each of these factors could lead to less liquidity or greater price volatility for gold and products using the London PM Fix, such as the shares, or otherwise could have an adverse impact on the trading price of the shares.

The Sponsor and the Trustee are monitoring the matters described above.  The Sponsor and the Trustee continue to believe the London PM Fix is appropriate as a basis for the evaluation of gold held by the Trust.  The Trust will continue to use the London PM Fix to value the gold held by the Trust unless the Trustee, in consultation with the Sponsor, determines such price is inappropriate as a basis for evaluation of the Trust's gold.  In such event, or in the event the London PM Fix is no longer calculated, the Trustee and Sponsor will, in good faith, identify an alternative basis for the evaluation of the gold held by the Trust and take such action as they deem warranted.  The use of an alternative indicator for the price of gold could result in materially different pricing of the gold in the Trust, which could result in materially different valuations of the Trust's shares.  There can be no assurance that future changes to, or the discontinuance of, the London PM Fix will not have a material effect on the Trust's operations, including the creation or redemption of shares, or the trading price of the shares.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

a) None.

b) Not applicable.

c)
	Total Shares Redeemed	Average Ounces of Gold Per Share
Period
08/01/14 to 08/31/14	0	0.010
09/01/14 to 09/30/14	0	0.010
10/01/14 to 10/31/14	0	0.010
	0

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

None.

Item 5.  Other Information

None.

Item 6.  Exhibits

Exhibits	Description
No.

31.1	Certification by Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Principal Executive Officer Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Principal Financial Officer Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
_________________________

* Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for the purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those section

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned in its capacities* thereunto duly authorized.

MERK INVESTMENTS LLC
Sponsor of the Merk Gold Trust

Date: December 12, 2014	/s/ Axel Merk
Axel Merk
President and Chief Executive Officer
(Principal Executive Officer)

Date: December 12, 2014	/s/ Robert Hills
Robert Hills
Chief Compliance Officer
(Principal Financial and Principal Accounting Officer)

* The Registrant is a trust and the persons are signing in their capacities as officers of Merk Investments LLC, the Sponsor of the Registrant.