Form 10-K
period 2015-01-31
Merk Gold Trust
filed 2015-04-29
CIK 1546652

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10‑K
(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 31, 2015
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission File No. 001‑36459
MERK GOLD TRUST
(Exact name of registrant as specified in its charter)
New York (State or Other Jurisdiction of Incorporation or Organization)	46‑6582016 (I.R.S. Employer Identification No.)
c/o Merk Investments LLC 690 San Antonio Road, Suite 201, Palo Alto, California 94303 (Address of principal executive offices)	94025 (Zip Code)
(714) 508-6000
(Registrant’s Telephone Number, Including Area Code)
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Merk Gold Shares	NYSE Arca
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well‑known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐  No ☒
Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S‑T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S‑K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10‑K or any amendment to this Form 10‑K. ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non‑accelerated filer, or a smaller reporting company.
Large accelerated filer ☐	Accelerated filer ☐	Non‑accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act). Yes ☐  No ☒
As of January 31, 2015, there were 5,152,630 Merk Gold Shares outstanding.
Documents incorporated by reference: None.

MERK GOLD TRUST
ANNUAL REPORT ON FORM 10‑K
TABLE OF CONTENTS
Cautionary Note Regarding Forward Looking Statements

MERK GOLD TRUST
CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K, or Report, includes statements which relate to future events or future performance.  In some cases, you can identify such forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or the negative of these terms or other comparable terminology.  All statements (other than statements of historical fact) included in this Report that address activities, events or developments that may occur in the future, including such matters as changes in commodity prices and market conditions (for gold and the shares), the operations of Merk Gold Trust, or Trust, the plans of Merk Investments LLC, the sponsor of the Trust, or Sponsor, and references to the Trust’s future success and other similar matters are forward-looking statements.  These statements are only predictions.  Actual events or results may differ materially.  These statements are based upon certain assumptions and analyses made by the Sponsor on the basis of its perception of historical trends, current conditions and expected future developments, as well as other factors it believes are appropriate in the circumstances.  Whether or not actual results and developments will conform to the Sponsor’s expectations and predictions is subject to a number of risks and uncertainties, including the special considerations referenced in this Report, general economic, market and business conditions, changes in laws or regulations, including those concerning taxes, and other world economic and political developments.  Consequently, all the forward-looking statements made in this Report are qualified by these cautionary statements and there can be no assurance that the actual results or developments the Sponsor anticipates will be realized or, even if substantially realized, that they will result in the expected consequences to, or have the expected effects on, the Trust’s operations or the value of the shares issued by the Trust.  Moreover, neither the Sponsor, nor any other person assumes responsibility for the accuracy or completeness of the forward-looking statements.  Neither the Trust nor the Sponsor undertakes an obligation to publicly update or conform to actual results any forward-looking statement, whether as a result of new information, future developments or otherwise, except as required by law.

PART I

References in this Annual Report on Form 10-K (“Report”) to the “Trust” refer to the Merk Gold Trust, and references to the “Sponsor” refer to Merk Investments LLC, the sponsor of the Trust.  References in this Report to the “Trustee” refer to The Bank of New York Mellon, the trustee of the Trust, and references to the “Custodian” refer to JPMorgan Chase Bank N.A., London branch, the custodian of the Trust.  As used in this Report: (i) an “Ounce” means one troy ounce, equal to 31.103 grams; (ii) a “Fine Ounce” means an Ounce of 100% pure gold; (iii) “LBMA” means the London Bullion Markets Association; and (iv) “NYSE Arca” means the NYSE Arca Marketplace operated by NYSE Arca Equities, Inc.

Item 1. Business

The purpose of the Trust is to own gold transferred to the Trust in exchange for Shares issued by the Trust (the “Shares”). Each Share represents a fractional undivided beneficial interest in and ownership of the Trust. Shares are issued by the Trust in blocks of 50,000 called “Baskets” in exchange for gold from certain registered broker-dealers or other securities market participants (“Authorized Participants”). The assets of the Trust are anticipated to consist solely of gold bullion. On May 6, 2014, the date the Trust was formed, Virtu Financial (the “Initial Purchaser”) contributed 1,000 ounces of gold in exchange for 100,000 Shares (or two Baskets). At contribution, the value of the gold deposited with the Trust was based on the price of an “Ounce” of gold of $1,306.25. The Initial Purchaser is not affiliated with the Sponsor or the Trustee.

The redeemable value of the Shares decreased from $13.06 at May 6, 2014 to $12.79 at January 31, 2015, the Trust’s fiscal year end. Outstanding Shares in the Trust increased from 100,000 Shares at May 16, 2014 to 5,152,630 Shares outstanding at January 31, 2015.

The Trust is not managed like a corporation or an active investment vehicle. The Trust has no directors, officers or employees. It does not engage in any activities designed to obtain a profit from or to improve the losses caused by changes in the price of gold. The gold held by the Trust will only be distributed to Authorized Participants (defined below) in connection with the redemption of Baskets or sold (1) on an as-needed basis to pay Trust expenses not assumed by the Sponsor, (2) in the event the Trust terminates and liquidates its assets, or (3) as otherwise required by law or regulation.

The Trust is not registered as an investment company under the Investment Company Act of 1940, as amended, and is not required to register under such act. The Trust does not and will not hold or trade in commodities futures contracts regulated by the Commodity Exchange Act, as amended (the “CEA”), as administered by the Commodity Futures Trading Commission (the “CFTC”). The Trust is not a commodity pool for purposes of the CEA and neither the Sponsor nor the Trustee is subject to regulation as a commodity pool operator or a commodity trading advisor in connection with the Shares. The Trust has no fixed termination date.

The Sponsor of the registrant maintains an Internet website at www.merkfunds.com and www.merkgold.com, through which the registrant’s Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are made available free of charge after they have been filed or furnished to the Securities and Exchange Commission (the “SEC”). Additional information regarding the Trust may also be found on the SEC’s EDGAR database at www.sec.gov.

Trust Objective

The primary objective of the Trust is to provide investors with an opportunity to invest in gold through the Shares and be able to take delivery of physical gold in exchange for their Shares. The Trust’s secondary objective is for the Shares to reflect the performance of the price of gold less the expenses of the Trust’s operations. The Trust is not actively managed. It does not engage in any activities designed to obtain a profit from, or to compensate investors for losses caused by, changes in the price of gold.

The Trust holds “London Bars” and, in connection with a Delivery Applicant’s (as defined below) exchange of Shares for physical gold, physical gold of other specifications as requested by the Sponsor. The Trust receives gold deposited by Authorized Participants in exchange for the creation of Baskets and delivers gold to Authorized Participants in exchange for Baskets surrendered to it for redemption. In connection with the delivery of Shares by a Delivery Applicant as described below, the Sponsor may engage in over-the-counter transactions with a precious metals dealer to exchange gold for physical gold of different specifications.

Investors may contact their broker-dealer to purchase and sell Shares. An investor who would like to take delivery of physical gold for its Shares is referred to as a Delivery Applicant:

•
A Delivery Applicant wishing to deliver Shares in exchange for physical gold must submit to the Sponsor a delivery application (“Delivery Application”) and payment for (1) the applicable processing fees, and (2) the applicable delivery fees to cover the cost of preparing and transporting physical gold from the Custodian or the precious metals dealer from which they were obtained to the location specified by the Delivery Applicant in the Delivery Application. The number of Shares to be delivered must (i) correspond to at least one Fine Ounce of gold and (ii) have a minimum dollar value in an amount that is specified by the Sponsor from time to time on the Trust’s website. Taking delivery of physical gold is subject to guidelines intended to minimize the amount of cash that will be distributed with physical gold. The Delivery Application is not binding until the Shares are delivered to the Trust.

•
Upon pre-approval of the Delivery Application by the Sponsor, a Delivery Applicant shall instruct its broker dealer to submit the Delivery Application and transfer the Shares to the Trustee; the submission and transfer by the broker-dealer will be a binding and irrevocable request to take delivery of physical gold in exchange for Shares based on instructions in the Delivery Application (a “Share Submission”).

•
Once the Trustee has received a Delivery Applicant’s Share Submission, a number of Fine Ounces of physical gold not exceeding the Fine Ounces represented by the Shares surrendered will be delivered to the Delivery Applicant based on instructions in the Delivery Application. To the extent a Delivery Application specifies London Bars, physical gold will be delivered by the Custodian; to the extent the Delivery Application specifies physical gold other than London Bars, if available, gold held by the Trust will be exchanged with the help of a precious metals dealer and delivered to the Delivery Applicant. The Delivery Application process is designed to keep the Fine Ounces represented by the Share Submission as close as possible to the Fine Ounces of the gold delivered. Any excess Fine Ounces included in the Share Submission will be sold by the Custodian and the Trustee will deliver proceeds to DTC with instructions to credit the Delivery Applicant’s brokerage account.

The Shares are intended to constitute a cost-efficient mechanism for investors to make an investment in gold. Although the Shares are not the exact equivalent of an investment in gold, they provide investors with an alternative that allows a level of participation in the gold market through the securities market. The Shares are:

•	Listed and trade on NYSE Arca like other exchange-traded securities under the symbol “OUNZ.”
•	Easily accessible to investors through traditional brokerage accounts.
•	Backed by allocated gold held by the Custodian and no more than 430 Fine Ounces of unallocated gold held with the Custodian.
•	Different from other financial products that gain exposure to gold in that other financial products may use derivatives to gain exposure to the price of gold.
•	Cost efficient because the expenses involved in an investment in physical gold are dispersed among all investors in the Shares.

Overview of the Gold Industry

Gold demand

Today, gold is used as both a commodity and a store of value. The first category includes gold jewelry and the gold that has been manufactured into industrial products. The second category includes gold reserves held by the official sector and private investors.

Jewelry demand

Jewelry demand has historically accounted for the largest component of total gold demand. At the end of 2013, the estimated total existing above-ground stock of gold amounted to 5.7 billion ounces1, and about half of the estimated total has been used in jewelry.

The motivation behind gold jewelry demand differs in various regions of the world. In the developed countries, gold jewelry is primarily bought for adornment purposes, while in the developing world, gold jewelry has also been used as a store of value. India, East Asia (excluding Japan) and the Middle East are the major gold jewelry markets by volume in the developing world; gold jewelry is generally of higher cartage and the price more closely reflects the value of gold in these regions compared to developed countries.

Gold jewelry demand has been trending downward since 2000, partly due to gold jewelry becoming less fashionable. Total annual jewelry demand amounted to 101.2 million Ounces in 2000. The largest decline was in 2009, down 19.0% or 13.5 million Ounces, as a result of economic recession, elevated gold prices, and a contraction in consumer spending. Likewise, gold jewelry demand, as a proportion of total gold demand, has been trending downward, from 89.6% of total demand in 2000 to 47.6% in 2013. However, in 2013, gold jewelry demand rose to 83.3 million Ounces, boosted by the lower gold price environment.

Industrial and medical demand

In addition to its application in jewelry, gold has been widely used in manufacturing and medical treatment. Approximately 8.3%2 of above-ground gold has been manufactured into industrial and dental products. Recently, over half of industrial demand has been derived from electronic component manufacturing, in large part due to gold’s high electronic conductivity and natural resistance to corrosion. Gold is also used for industrial decoration, such as gold plating and coating.

Industrial use of gold is more common in the developed world, whereas most of the gold fabrication in developing nations is typically for jewelry. Demand for gold used in electronics manufacturing fell sharply in 2009, down 12.9% from 2008, likely caused by weak economic conditions, but it rebounded 7.4% in 2010 before falling 1.8% again in 2013.

Additionally, gold has long been used for medical and dental purposes. Its outstanding bio-compatibility, malleability and resistance to bacterial colonization make it a well-suited material for various biomedical applications in the human body. Dental use is the primary medical application. Other medical uses include gold wires used in heart transplants and gold-plated stents to support blood vessels. Demand for gold from this sector was down slightly in recent years.

1 Source: Thomson Reuters GFMS Gold Survey 2014
2 Source: Thomson Reuters GFMS Gold Survey 2014

Investment demand

Around 2.0 billion Ounces of above-ground gold was held as an investment or store of value, accounting for 36.9% of the estimated total: around 17.3% was held by the official sector and approximately 19.5% was held by the private sectors3.

Central banks and supranational organizations (e.g., the International Monetary Fund (the “IMF”) and Bank of International Settlements (the “BIS”)) hold gold as part of their reserve assets. The largest proportion of official sector gold holdings at the end of 2013 was held in the United States, with 34.3%; 14.3% was held by Germany; and 11.9% by Italy. Central banks affect the gold market through buying, selling and lending, as well as swaps and other derivative activities.

Gold is also favored by the private sector as a store of value and a means of investment. Unlike equities, bonds and currencies, gold does not run the risk of issuers’ default or mismanagement and is not a liability of any government or corporation. Many investors may consider gold to be a safe haven investment, a portfolio diversifier and inflation hedge.

Over the past decade, there has been a steady rise in the number of investors worldwide holding gold. A large part of this trend has been the advent and proliferation of gold-tracking exchange-traded funds, which allow investors greater access to investments in gold. In 2013, net private investment demand represented 25.3% of the total annual gold demand, up substantially from 1.7% in 2000.

Sources of gold supply

Sources of gold supply include mine production, secondary supply from recycled gold and official sector sales.

Mine production

The largest portion of gold supply comes from mine production, including gold produced both from primary deposits and from secondary deposits where the gold is mined as a by-product. All the recorded gold ever mined in human history amounts to approximately 5.5 billion Ounces, or 171,300 metric tons. To put this in perspective, all the gold ever mined would only fill two Olympic-sized swimming pools.

Gold is produced from mines on every continent except Antarctica (where mining is forbidden by the Antarctica Treaty). Until recently, South Africa was the world’s largest gold producing country. At its peak in the early 1970s, South Africa contributed over 70% of world production. However, over the past four decades, South African output has been declining while other countries have expanded gold mining considerably.

Over recent years, gold has been increasingly mined in developing countries; China is currently the world’s largest gold producing country. In 2013, gold output in China was 14.1 million Ounces, accounting for 14.5% of total world production, followed by Australia and Russia, with 8.8% and 8.2% of total production respectively. South African gold production further declined to 5.6 million Ounces in 2013, accounting for 5.8% of total annual output.

Recycled gold

Recycled gold, or scrap gold, is the second largest source of gold supply. Gold’s indestructibility means it can be recovered from recycled jewelry and industrial products. This gold can then be melted, refined and cast into bullion bars for resale in the gold market. Supplies emanating from recycled gold have risen steadily in the past two decades, and are predominantly sourced from recycled gold jewelry.

3 Source: Thomson Reuters GFMS Gold Survey 2014

Recycled gold supply is highly affected by gold prices and economic conditions. Supplies reached elevated levels during the 1997-1998 Asian financial crisis, and more recently hit a record of 41.2 million Ounces in 2009, spurred by the global financial crisis and rising gold prices.

India, East and Southeast Asia and the Middle East are the three major regions supplying recycled gold, accounting for 57.2% of total recycled gold recovered in 2013. India remains the largest scrap-supplying nation, supplying 4.6 million Ounces, or 11.2% of total secondary supply, in 2013. East and Southeast Asia and the Middle East contributed 25.5% and 20.5% to the total secondary gold supply, respectively, in 2013.

Official sector sales

Approximately 17.3%4 of total above-ground gold stock is held by the official sector, a proportion that had declined over recent years before the global financial crisis. During 1989-2007, official sector sales outstripped annual purchases, meaning the official sector became a net seller of gold to the private sector.

From 1989 to 2007, the official sector supplied an approximate total of 238.8 million Ounces in gold to the private sector. In 1999, the European Central Bank and 14 other central banks signed the first Central Bank Gold Agreement (a “CBGA”). The signatory institutions agreed not to enter the gold market as sellers except for already decided sales. In the second CBGA, Bank of Greece replaced the Bank of England. In August 2009, 19 central banks announced the third CBGA. Under this agreement, the annual ceiling for gold sales was reduced to 12.9 million Ounces.

Since the onset of the financial crisis, the official sector reversed its role as a net seller over the previous nineteen years. From 2008 to 2013, the official sector was a net purchaser of 60.0 million Ounces of gold. Central banks of major developing economies, including the People’s Bank of China, the Reserve Bank of India and the Russian central bank, have substantially increased gold reserves. In September 2009, the IMF Executive Board approved the sale of 13.0 million Ounces, approximately one-eighth of the Fund’s total holdings of gold, to help boost its lending resources. The IMF completed the gold sales program in December 2010.

In 2013, Cyprus was in the news due to the possibility that it might reduce gold reserves, worth 400 million euros, as a condition to receiving international financial aid to help manage the country’s debt burden. While the amount of Cyprus’ gold sales is expected to be small in the context of central bank gold reserves, it sparked speculation that the Eurozone might include official sector gold sales in the new bailout framework for member states that have received or seek international aid.

The gold market and price movement

Global gold trade consists of the over-the-counter (“OTC”) market, the futures and options markets and the London interbank market.

OTC market

The OTC market accounts for the largest percentage of global gold trading volume. It trades on a 24-hour per business day continuous basis and provides a relatively flexible market in terms of quotes, size, price, destinations for delivery and other factors. The standard trade size ranges between 5,000 and 10,000 Ounces.

OTC market makers include the nine market-making members of the LBMA, and the main centers are London, New York and Zurich. Market participants include jewelry manufacturers, mining companies, central banks, investors and speculators. Liquidity in the OTC market varies during the day, with the most liquid time periods generally occurring in New York business day mornings, when trading hours in European time zones overlap with trading hours in the United States.

4 Source: Thomson Reuters GFMS Gold Survey 2014

The London Bullion Market is the largest wholesale OTC market for gold and is operated by the LBMA, which acts as the principal point of contact between the market and its regulators. Gold bars must meet the requirements defined by the LBMA.

Futures and options exchanges

The major futures and options exchanges include the New York Commodities Exchange (“COMEX”) (an affiliate of the Chicago Mercantile Exchange, Inc.), the Multi Commodity Exchange of India (“MCX”), the Tokyo Commodities Exchange (“Tocom”), and the Shanghai Futures Exchange. Other leading exchanges for gold derivatives trading include NYSE Liffe and Dubai Gold & Commodities Exchange. Gold futures and options are traded on these exchanges in standardized transaction sizes and delivery dates. Only a small portion of the gold futures market turnover is typically physically delivered.

The COMEX is the largest gold futures and options exchange. In 2013, it represented approximately 66% of global futures and options trading volume5. In 2007, the Chicago Mercantile Exchange merged with the CBOT to form the Chicago Mercantile Exchange Group (the “CME Group”), and in 2008 the CME Group acquired the COMEX.

In 2013, the Shanghai Futures Exchange (“SFE”) replaced the MCX as the world’s second largest futures exchange in terms of gold futures trading volume, accounting for around 18.0% of the world total. The Tocom accounted for about 5.5% of total gold futures trading volume in 2013. During the same period, all of the four largest exchanges experienced an increase in the trading volume of gold futures and options, with SFE gaining 240% year-over-year.

In November 2013, the Intercontinental Exchange acquired NYSE Liffe, the sixth largest exchange for gold futures trading, as part of the acquisition of NYSE Euronext.

Allocated and Unallocated Gold

Allocated gold is stored in a vault under a custody arrangement, and the individual bars are the property of the owner. When held in this fashion, allocated gold is neither an asset, nor a liability, of a financial institution. As it is typically held under a custody relationship, storage fees and insurance premiums are common when holding gold in allocated form.

From an investor’s standpoint, unallocated gold (sometimes referred to as “paper gold”) is a claim on a non-specific pool of gold held by a financial institution. It is typically held in a gold account at the financial institution. There are no tangible gold bars stored in the investor’s name; rather, the investor has a claim on the financial institution’s assets (the underlying gold).

Both methods of investing give investors exposure to gold. However, some have been cautious of utilizing unallocated gold, as it represents a liability from a financial institution’s standpoint and such a financial institution may lend out the underlying gold an investor has a claim on.

Historical movements in the gold price

The following chart illustrates the historical movements in the price of gold for the period January 1970 to December 2014, measured in U.S. dollar per Ounce.

5 Source: Thomson Reuters GFMS Gold Survey 2014

After reaching a 20-year low of just over $250 per Ounce in the summer of 1999, the price of gold gradually increased, as a result of the strong rise in physical demand, especially in the major gold markets, including China, Egypt, India and Japan. The upward price trend that began in 2001 continued through May 2006.

Following a peak around $725 per Ounce in May 2006, the gold price fell to just over $560 in October 2006. Investors’ concerns that monetary authorities would move to counter the threat of rising inflation by aggressively raising interest rates is frequently cited as the reason for this price correction.

•
However, as the Federal Reserve Bank began to reduce interest rates in response to the subprime mortgage crisis in August 2007, the gold price rallied again. The continued reduction in the Federal Funds rate may have helped drive the price of gold to a fresh high above $1,010 in March 2008.

•
As the subprime mortgage problems escalated into a global financial crisis in late 2008 and the Eurozone debt crisis deepened in 2011, the gold price successively reached new record highs. The gold price reached a historically high level of $1,900.23 on September 5, 2011. Market concerns surrounding the implications of monetary policies, political uncertainty, sovereign credit risks and U.S. dollar weakness may have underpinned gold demand as a store of value through this period.

In April 2013, the gold market suffered a sharp price correction. The gold price fell sharply for two consecutive trading days, by 5.04% on April 12 and 9.07% on April 15, and touched a two-year low of $1,322.06 per Ounce on April 16, 2013. The one-day drop on April 15, 2013 was the biggest since the 1980s. Reasons cited for the historical drop include investors’ fear that the Federal Reserve might withdraw its monetary stimulus earlier than expected, and that the Eurozone might require member states that have received or seek international aid to follow Cyprus and sell their gold reserves. Technical reasons may have also played a role, as levered investors received margin calls, triggering further sales as prices declined.

Volatility
Annualized Standard Deviation

	S&P 500	Spot Gold	Spot Silver
1991-1995	10.31%	10.57%	24.83%
1996-2000	18.42%	12.98%	22.08%
2001-2005	18.22%	14.45%	22.86%
2006-2010	24.95%	22.28%	38.40%
2011-2014	15.45%	17.77%	32.34%

Source: Bloomberg

Gold price volatility has picked up in recent years. It was 10.57% during 1991-1995 and rose to 12.98% for the period of 1996- 2000, 14.45% of 2001-2005 and 22.28% of 2006-2010. It went up further in the recent price correction in April 2013. But the price of gold is still less volatile than other commodities such as silver. This lower volatility may reflect gold’s role as a financial asset and the much broader liquid financial market that gold has compared to other commodities. Also, the daily return on gold price was less volatile than the S&P 500 index during 1996-2000, but it has been slightly higher than that of the S&P 500 from January 2011 to December 2013.

Valuation of Gold and Computation of Net Asset Value

On each business day that the NYSE Arca is open for regular trading, as promptly as practicable after 4:00 PM (New York time) the Trustee will value the gold held by the Trust and will determine the net asset value (“NAV”) of the Trust, as described below.

The NAV of the Trust is the aggregate value of gold and other assets, if any, of the Trust (other than any amounts credited to the Trust’s reserve account, if any) and cash, if any, less liabilities of the Trust, which include estimated accrued but unpaid fees, expenses and other liabilities.

All gold is valued based on its Fine Ounce content, calculated by multiplying the weight of gold by its purity; the same methodology is applied independent of the type of gold held by the Trust; similarly, the value of up to 430 Fine Ounces of unallocated gold the Trust may hold is calculated by multiplying the number of Fine Ounces with the price of gold determined by the Trustee as follows. The Trustee values the gold held by the Trust on the basis of the price of a Fine Ounce as set by the afternoon session of the twice daily fix of the price of a Fine Ounce, which starts at 3:00 PM (London, England time) and is performed by the five members of the London gold fix. If no London PM Fix is made on a particular evaluation day, the gold price from that day’s London AM Fix will be used in the determination of the NAV of the Trust or, if such day’s London AM Fix is not available, the Trustee will value the Trust’s gold based on the most recently announced London PM Fix or London AM Fix. If the Sponsor determines that such price is inappropriate as a basis for evaluation, it shall identify an alternative basis to be employed by the Trustee. The Sponsor may instruct the Trustee to use a different publicly available price which the Sponsor determines fairly represents the commercial value of the Trust’s gold. Once the value of gold has been determined, the Trustee will subtract all estimated accrued but unpaid fees, expenses and other liabilities of the Trust from the total value of gold and any other assets of the Trust (other than any amounts credited to the Trust’s reserve account), including cash, if any. The resulting figure is the NAV of the Trust. The Trustee will also determine the NAV per Share by dividing the NAV of the Trust by the number of the Shares outstanding as of the close of trading on the NYSE Arca (which includes the net number of any Shares deemed created or redeemed on such evaluation day).
On March 20, 2015, the LBMA Gold Price, which is determined twice daily by the ICE Benchmark Administration as an independent third-party administrator, replaced the London Gold Fix. As a result, the Sponsor now uses the LBMA Gold Price to determine the net asset value of the Trust. All other valuation mechanics remain unchanged.

The Trustee’s estimation of accrued but unpaid fees, expenses and liabilities will be conclusive upon all persons interested in the Trust, and no revision or correction in any computation made under the Trust’s Depository Trust Agreement (the “Trust Agreement”) will be required by reason of any difference in amounts estimated from those actually paid.

The Sponsor and the investors may rely on any evaluation or determination of any amount made by the Trustee, and except for any determination by the Sponsor as to the price to be used to evaluate gold, the Sponsor will have no responsibility for the evaluation’s accuracy. The determinations the Trustee makes will be made in good faith upon the basis of, and the Trustee will not be liable for any errors contained in, information reasonably available to it. The Trustee will not be liable to the Sponsor, Authorized Participants, the investors or any other person for errors in judgment. However, the preceding liability exclusion will not protect the Trustee against any liability resulting from bad faith or gross negligence in the performance of its duties.

Trust Expenses

The Trust’s only ordinary recurring expense is the remuneration due to the Sponsor of 0.40% of the NAV of the Trust (the “Sponsor’s Fee”). In exchange for the Sponsor’s Fee, the Sponsor has agreed to assume the following administrative and marketing expenses incurred by the Trust: the Trustee’s monthly fee and out-of-pocket expenses; the Custodian’s fee; the fees and expenses of Foreside Fund Services, LLC; expenses reimbursable under the Trust’s Custody Agreement with the Custodian (the “Custody Agreement”); the precious metals dealer’s fees and expenses reimbursable under its agreement with the Sponsor; exchange listing fees; SEC registration fees; printing and mailing costs; maintenance expenses for the Trust’s website; audit fees and up to $100,000 per annum in legal expenses. The Sponsor also paid the costs of the Trust’s organization and the initial sale of the Shares, including applicable SEC registration fees.

The Sponsor’s Fee will accrue daily based on the prior business day’s NAV and will be payable in Shares corresponding to the NAV of the Shares at the time of payment on a monthly basis in arrears. The fee will be paid by delivering that number of Shares which equals the daily accrual of the Sponsor’s Fee for such prior month based on the NAV of the Shares on the first business day of the following month.

In addition to the Sponsor’s Fee, the Sponsor receives the exchange fee paid by Delivery Applicants in the exchange process. Such fees are used to recoup the expenses the Sponsor bears for over-the-counter transactions. The Sponsor may earn a profit on its fees.

From time to time, the Sponsor may waive all or a portion of the Sponsor’s Fee at its discretion. The Sponsor is under no obligation to continue a waiver after the end of a stated period, and if such waiver is not continued, the Sponsor’s Fee will thereafter be paid in full. Presently, the Sponsor does not intend to waive any of its fees.

Furthermore, the Sponsor may, in its sole discretion, agree to rebate all or a portion of the Sponsor’s Fee attributable to Shares held by certain institutional investors subject to minimum share holding and lock up requirements as determined by the Sponsor to foster stability in the Trust’s asset levels. Any such rebate will be subject to negotiation and written agreement between the Sponsor and the investor on a case by case basis. The Sponsor is under no obligation to provide any rebates of the Sponsor’s Fee. Neither the Trust nor the Trustee will be a party to any Sponsor’s Fee rebate arrangements negotiated by the Sponsor.

The Sponsor will assume certain extraordinary expenses which are not usually incurred during the normal course of business, such as litigation expenses, subject to a total of $100,000 per annum. Extraordinary expenses of the Trust that are not assumed by the Sponsor may be paid by the Sponsor at its sole discretion and reimbursed by the Trust in Shares corresponding to the value of gold at the time of reimbursement.

Otherwise, the Trustee will, when directed by the Sponsor, and, in the absence of such direction, in its discretion, sell gold in such quantity and at such times as may be necessary to permit payment in cash of the Trust’s extraordinary expenses not assumed by the Sponsor. The Trustee is authorized to sell gold as directed by the Sponsor or otherwise at such times and in the smallest amounts required to permit such payments as they become due, it being the intention to avoid or minimize the Trust’s holdings of assets other than gold. Accordingly, the amount of gold to be sold will vary from time to time depending on the level of the Trust’s expenses and the market price of gold. The Custodian may purchase from the Trust, at the request of the Trustee, gold needed to cover Trust expenses not assumed by the Sponsor at the price used by the Trustee to determine the value of gold held by the Trust on the date of the sale.

Cash held by the Trustee pending payment of the Trust’s expenses will not bear any interest.

The Sponsor’s Fee for the year ended January 31, 2015 was $154,685.

Creations & Redemption of Shares

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

Orders to create and redeem Baskets may be placed only by Authorized Participants. An Authorized Participant must: (1) be a registered broker-dealer or other securities market participant, such as a bank or other financial institution, which, but for an exclusion from registration, would be required to register as a broker-dealer to engage in securities transactions; (2) be a participant in the Depository Trust Company (“DTC”); and (3) must have an agreement with the Custodian establishing an unallocated account in London or have an existing unallocated account meeting the standards described in the Trust Agreement. To become an Authorized Participant, a person must enter into an Authorized Participant Agreement with the Sponsor and the Trustee (“Authorized Participant Agreement”). The Authorized Participant Agreement provides the procedures for the creation and redemption of Baskets and for the delivery of the gold required for such creations and redemptions. The Authorized Participant Agreement and the related procedures attached thereto may be amended by the Trustee and the Sponsor, without the consent of any investor or Authorized Participant. A transaction fee of $500 will be assessed on all creation and redemption transactions. Multiple Baskets may be created on the same day, provided each Basket meets the requirements described below and that the Custodian is able to allocate gold to the Trust allocated account (the “Trust Allocated Account”) such that the Trust’s unallocated account (the “Trust Unallocated Account”) holds no more than 430 Fine Ounces of gold at the close of a business day.

Authorized Participants who make deposits with the Trust in exchange for Baskets will receive no fees, commissions or other form of compensation or inducement of any kind from either the Sponsor or the Trust, and no such person has any obligation or responsibility to the Sponsor or the Trust to effect any sale or resale of Shares.

Delivery Applicants

In exchange for its Shares and payment of a processing fee, a Delivery Applicant will be entitled to one or more bars or coins of physical gold having approximately the total Fine Ounces represented by the Shares on the day on which the Delivery Applicant’s broker-dealer submits his or her Shares to the Trust in exchange for physical gold (a “Share Submission Day”). As it is unlikely that the total Fine Ounces of physical gold will exactly correspond to the Fine Ounces represented by a specific number of Shares, a Delivery Applicant will likely receive some cash representing the net sale proceeds of any excess Fine Ounces (i.e., the cash proceeds). To minimize the cash proceeds of any exchange, the Delivery Application requires that the number of Shares submitted closely correspond in Fine Ounces to the Fine Ounces of physical gold that is held or that is to be acquired by the Trust for which the delivery is sought. Share submissions are processed in the order approved.

Creation Procedures — Authorized Participants

On any business day, an Authorized Participant may place an order with the Trustee to create one or more Baskets. For purposes of processing both purchase and redemption orders, a “business day” means any day other than a day: (1) when the NYSE Arca is closed for regular trading; or (2) if the order or other transaction requires the receipt or delivery, or the confirmation of receipt or delivery, of gold in the United Kingdom or in some other jurisdiction on a particular day, (A) when banks are authorized to close in the United Kingdom or in such other jurisdiction or when the London gold market is closed or (B) when banks in the United Kingdom or in such other jurisdiction are, or the London gold market is, not open for a full business day and the order or other transaction requires the execution or completion of procedures which cannot be executed or completed by the close of the business day. Purchase orders must be placed by 3:59:59 PM (New York time). The day on which the Trustee receives a valid purchase order is the purchase order date.

By placing a purchase order, an Authorized Participant agrees to deposit gold with the Trust, as described below. Prior to the delivery of Baskets for a purchase order, the Authorized Participant also must have wired to the Trustee the amount of the non-refundable transaction fee due for the purchase order and an amount equal to all taxes, governmental charges and fees payable in connection with such deposit, the transfer of gold and the issuance and delivery of Shares.

Determination of Required Deposits

The amount of the required gold deposit for a Basket is determined by dividing the number of Fine Ounces of gold held by the Trust by the number of Baskets outstanding, as adjusted for the amount of gold constituting estimated accrued but unpaid fees and expenses of the Trust. The number of Baskets outstanding is determined by dividing the number of Shares outstanding by 50,000 (or other number of Shares in a Basket for such business day).

Fractions of a Fine Ounce of gold smaller than 0.001 of a Fine Ounce included in the gold deposit amount are disregarded in the foregoing calculation. All questions as to the composition of a gold deposit for a Basket will be finally determined by the Trustee. The Trustee’s determination of the required gold deposit for a Basket shall be final and binding on all persons interested in the Trust.

Delivery of Required Deposits

An Authorized Participant who places a purchase order is responsible for crediting its unallocated account, if held at the Custodian, with the required gold deposit amount in gold and, if the Authorized Participant does not maintain its unallocated account with the Custodian, causing the required gold deposit to be transferred to the Custodian, by 11:00 AM, London, England time, on the third business day following the purchase order date. No Shares are issued unless and until the Custodian has informed the Trustee that it has credited to the Trust Allocated Account at the Custodian the corresponding amount of gold. If the Custodian has notified the Trustee and the Sponsor that it is unable to move the gold from the Trust Unallocated Account to the Trust Allocated Account in connection with a particular purchase order or generally, the Trustee will, unless otherwise instructed by the Sponsor, reject the particular purchase order as well as any other subsequent purchase orders on the same business day. Upon receipt of the gold deposit amount, the Custodian, after receiving appropriate instructions from the Authorized Participant and the Trustee, will use commercially reasonable endeavors to transfer by 2:00 PM (London, England time) on the third business day following the purchase order date the gold deposit amount in gold to the Trust Unallocated Account, and on the same business day, acting on standing instructions given by the Trustee, the gold deposit amount from Trust Unallocated Account to the Trust Allocated Account by allocating specific bars of gold such that no more than 430 Fine Ounces remain in the Trust Unallocated Account. Upon transfer of the gold deposit amount to the Trust Allocated Account, the Trustee will direct DTC to credit the number of Baskets ordered to the Authorized Participant’s DTC account. The expense and risk of delivery, ownership and safekeeping of gold until such gold has been received by the Trust shall be borne solely by the Authorized Participant.

Because gold is allocated only in multiples of whole bars, the amount of gold allocated from the Trust Unallocated Account to the Trust Allocated Account may be less than the total Fine Ounces credited to the Trust Unallocated Account. Any balance will be held in the Trust Unallocated Account. The Custodian may hold no more than 430 Fine Ounces of gold (maximum weight corresponding to one London Bar) in the Trust Unallocated Account at the close of a business day.

Rejection of purchase orders

The Trustee may reject a gold deposit at any time when the Trustee’s transfer books are closed or if the Sponsor thinks it necessary or advisable for any reason. None of the Trustee, the Sponsor or the Custodian will be liable for the rejection of any purchase order or gold deposit.

Redemption Procedures — Authorized Participants

The procedures by which an Authorized Participant can redeem one or more Baskets mirror the procedures for the creation of Baskets. On any business day, an Authorized Participant may place an order with the Trustee to redeem one or more Baskets. Redemption orders must be placed no later than 3:59:59 PM (New York time) on each business day the NYSE Arca is open for regular trading. A redemption order so received is effective on the date it is received in satisfactory form by the Trustee. The redemption procedures allow only Authorized Participants to redeem Baskets. An investor may not redeem Baskets other than through an Authorized Participant.

By placing a redemption order, an Authorized Participant agrees to deliver the Baskets to be redeemed through DTC’s book-entry system to the Trust no later than the third business day following the effective date of the redemption order. Prior to the delivery of the redemption distribution for a redemption order, the Authorized Participant must also have wired to the Trustee the non-refundable transaction fee due for the redemption order.

The redemption distribution from the Trust will consist of a credit to the redeeming Authorized Participant’s unallocated account representing the amount of the gold held by the Trust evidenced by the Shares being redeemed as of the date of the redemption order. Fractions of a Fine Ounce included in the redemption distribution smaller than 0.001 of a Fine Ounce are disregarded. Redemption distributions will be subject to the deduction of any applicable tax, fees or other governmental charge that may be due, as well as any charges or fees in connection with the transfer of gold and the issuance and delivery of Shares, and any expense associated with the delivery of gold other than by credit to an Authorized Participant’s unallocated account with the Custodian.

Delivery of redemption distribution

The redemption distribution due from the Trust is delivered to the Authorized Participant on the third business day following the redemption order date if, by 9:00 AM (New York time) on such third business day, the Trustee’s DTC account has been credited with the Baskets to be redeemed.

The Custodian will arrange for the redemption amount in gold to be transferred from the Trust Allocated Account to the Trust Unallocated Account and, thereafter, to the redeeming Authorized Participant’s unallocated account. The Authorized Participant and the Trust each are at risk in respect of gold credited to their respective unallocated accounts in the event of the Custodian’s insolvency. See “Risk Factors— The Trust Would Be An Unsecured Creditor of the Custodian in the Event of Insolvency.”

As with the allocation of gold to the Trust Allocated Account that occurs upon a purchase order, if in transferring gold from the Trust Allocated Account to the Trust Unallocated Account in connection with a redemption order there is an excess amount of gold transferred to the Trust Unallocated Account, the excess over the gold redemption amount will be held in the Trust Unallocated Account. The Custodian may hold no more then 430 Fine Ounces of gold (maximum weight corresponding to one London Bar) in the Trust Unallocated Account at the close of each business day.

Suspension or rejection of redemption orders

The Trustee may, in its discretion, and will when directed by the Sponsor, suspend the right of redemption, or postpone the redemption settlement date or reject a particular redemption order (1) for any period during which the NYSE Arca is closed other than customary weekend or holiday closings, or trading on the NYSE Arca is suspended or restricted or (2) for any period during which an emergency exists as a result of which delivery, disposal or evaluation of gold is not reasonably practicable. Neither the Sponsor nor the Trustee will be liable to any person or in any way for any loss or damages that may result from any such suspension or postponement.

The Trustee will reject a redemption order if the order is not in proper form as described in the Authorized Participant Agreement or if the fulfillment of the order, in the opinion of its counsel, might be unlawful.

The Sponsor

The Sponsor, Merk Investments LLC, is a Delaware limited liability company. The Sponsor’s office is located at 332 Pine Street, Suite 200, San Francisco, California, 94104. The Sponsor has provided investment advisory services to mutual funds since 2005. As of December 31, 2014, the Sponsor had approximately $343 million of assets under management. The Sponsor’s role is discussed below, and it has undertaken the responsibilities set forth below.

The Sponsor’s Role

The Sponsor arranged for the creation of the Trust, the registration of the Shares for their public offering in the United States and the listing of the Shares on the NYSE Arca. In exchange for the Sponsor’s Fee, the Sponsor has agreed to assume the following administrative and marketing expenses incurred by the Trust: the Trustee’s monthly fee and out-of-pocket expenses; the Custodian’s fee; the fees and expenses of Foreside Fund Services, LLC; expenses reimbursable under the Custody Agreement; the precious metals dealer’s fees and expenses reimbursable under its agreement with the Sponsor; exchange listing fees; SEC registration fees; printing and mailing costs; maintenance expenses for the Trust’s website; audit fees and up to $100,000 per annum in legal expenses. The Sponsor is paid in Shares in lieu of cash.

The Sponsor will not exercise day-to-day oversight over the Trustee or the other service providers to the Trust. The Sponsor may remove the Trustee and appoint a successor Trustee if: (1) the Trustee ceases to meet certain objective requirements (including the requirement that it have capital, surplus and undivided profits of at least $150 million); (2) having received written notice of a material breach of its obligations under the Trust Agreement, the Trustee has not cured the breach within 30 days; or (3) the Trustee fails to consent to the implementation of an amendment to the Trust’s initial Internal Control Over Financial Reporting deemed necessary by the Sponsor and, after consultations with the Sponsor, the Sponsor and the Trustee fail to resolve their differences regarding the proposed amendment. The Sponsor also has the right to replace the Trustee during the 90 days following any merger, consolidation or conversion in which the Trustee is not the surviving entity or, in its discretion, on the fifth anniversary of the creation of the Trust or on any subsequent third anniversary thereafter. The Sponsor also has the right to direct the Trustee to appoint any new or additional Custodian that the Sponsor selects.

The Sponsor: (1) will develop a marketing plan for the Trust on an ongoing basis; (2) will prepare marketing materials regarding the Shares; (3) will maintain the Trust’s website; (4) may engage in over-the-counter transactions with a precious metals dealer to exchange the Trust’s gold for gold of different specifications as requested by a Delivery Applicant in a Delivery Application; (5) may provide instructions for assaying gold, and other instructions relating to custody of the Trust’s gold, as necessary; (6) may request the Trustee to order Custodian audits (to the extent permitted under the Custody Agreement); and (7) will review Delivery Applications from Delivery Applicants wishing to take delivery of physical gold for their Shares and coordinate the delivery of physical gold to the Delivery Applicants.

The Sponsor periodically engages in over-the-counter transactions to exchange London Bars for physical gold of other specifications. The Sponsor engages in such transactions pursuant to instructions from a Delivery Applicant who requests 10 Ounce Bars (containing 10 Fine Ounces of gold), 1 Ounce Bars (containing 1 Fine Ounce of gold) and gold coins in exchange for their Shares. The Sponsor pays for such conversion but seeks to recover these costs by charging an exchange fee to Delivery Applicants exchanging Shares for physical gold. The exchange fee will not exactly reflect the actual cost of conversion to the Sponsor and may reflect a markup to compensate the Sponsor for the risk the Sponsor is taking on by exchanging physical gold for physical gold other than London Bars before knowing investor demand for delivery or market conditions at the time investor demand for delivery changes. The Sponsor selects the precious metals dealers with whom it seeks to exchange the Trust’s physical gold.

The Trustee

The Bank of New York Mellon, a banking corporation organized under New York State law with trust powers, serves as the Trustee. The Trustee has a trust office at 2 Hanson Place, Brooklyn, New York 11217. The Trustee is subject to supervision by the New York State Financial Services Department and the Board of Governors of the Federal Reserve System. Information regarding creation and redemption Basket composition, NAV of the Trust, transaction fees for the creation and redemption of Baskets and the names of the parties that have executed an Authorized Participant Agreement may be obtained from the Trustee. A copy of the Trust Agreement is available for inspection at the Trustee’s trust office identified above. Under the Trust Agreement, the Trustee is required to maintain capital, surplus and undivided profits of at least $150 million.

The Trustee’s Role

The Trustee is generally responsible for the day-to-day administration of the Trust, including keeping the Trust’s operational records. The Trustee’s principal responsibilities include: (1) valuing the Trust’s gold and calculating the NAV per share of the Trust, (2) supplying inventory information to the Sponsor for the Trust’s website; (3) receiving and processing orders from Authorized Participants for the creation and redemption of Baskets; (4) coordinating the processing of orders from Authorized Participants with the Custodian and DTC, including coordinating with the Custodian the receipt of unallocated gold transferred to the Trust in connection with each issuance of Baskets; (5) cooperating with the Sponsor, the Custodian and the precious metals dealer in connection with the delivery of physical gold to Delivery Applicants in exchange for their Shares; (6) issuing and allocating Shares to the Sponsor in lieu of paying the Sponsor’s Fee in cash; (7) issuing and allocating Shares to the Sponsor to reimburse cash payments owed by the Trust, but undertaken by the Sponsor; (8) selling the Trust’s gold pursuant to the Sponsor’s direction or otherwise as needed to pay any extraordinary Trust expenses that are not assumed by the Sponsor; (9) holding the Trust’s cash and other financial assets, if any; (10) when appropriate, making distributions of cash or other property to investors; and (11) receiving and reviewing reports on the custody of and transactions in the Trust’s gold from the Custodian and taking such other actions in connection with the custody of gold as the Sponsor instructs. The Trustee shall, with respect to directing the Custodian, act in accordance with the instructions of the Sponsor. If the Custodian resigns, the Trustee shall appoint any replacement Custodian selected by the Sponsor in accordance with the Trust Agreement. Under the agreement with the Custodian, the Trustee, the Sponsor and the Sponsor’s auditors and inspectors may visit the premises of the Custodian for the purpose of examining the Trust’s gold and certain related records maintained by the Custodian.

The Trustee intends to regularly communicate with the Sponsor in connection with the administration of the Trust. The Trustee does not monitor the performance of the Custodian other than to review the reports provided by the Custodian pursuant to the Custody Agreement. The Trustee, along with the Sponsor, will liaise with the Trust’s legal, accounting and other professional service providers as needed. The Trustee will assist and support the Sponsor with the preparation of all periodic reports required to be filed with the SEC on behalf of the Trust. The Trustee’s monthly fees and out-of-pocket expenses will be paid by the Sponsor. Affiliates of the Trustee may from time to time act as Authorized Participants or purchase or sell gold or Shares for their own account, as agent for their customers and for accounts over which they exercise investment discretion.

The Trustee will keep proper books of registration and transfer of Shares at its office located in New York or such office as it may subsequently designate. These books and records are open to inspection by any person who establishes to the Trustee’s satisfaction that such person is an investor at all reasonable times during the usual business hours of the Trustee. The Trustee will keep a copy of the Trust Agreement on file in its office which will be available for inspection on reasonable advance notice at all reasonable times during its usual business hours by any investor.

The Custodian

JPMorgan serves as the Custodian for the Trust. The Custodian is a national banking association organized under the laws of the United States. The Custodian is subject to supervision by the Federal Reserve Bank of New York and the Federal Deposit Insurance Corporation. The Custodian’s office is located at 25 Bank Street, Canary Wharf, London E14 SJP. In addition to supervision and examination by the federal banking authorities, London custodian operations are generally subject to supervision by the Financial Services Authority.

The Custodian’s Role

The Custodian is responsible for holding the Trust’s allocated gold as well as receiving and converting allocated and unallocated gold on behalf of the Trust. Unless otherwise agreed between the Trustee (as instructed by the Sponsor) and the Custodian, physical gold must be held by the Custodian at its London vault premises. At the end of each business day, the Custodian will hold no more than 430 Fine Ounces of unallocated gold for the Trust, which corresponds to the maximum Fine Ounce weight of a London Bar. The Custodian converts the Trust’s gold between allocated and unallocated gold when: (1) Authorized Participants engage in creation and redemption transactions with the Trust; (2) gold is sold to pay Trust expenses; or (3) physical gold is converted into unallocated form to facilitate the exchange of Shares by a Delivery Applicant for gold. The Custodian will facilitate the transfer of gold in and out of the Trust through the unallocated gold accounts it may maintain for each Authorized Participant and the precious metals dealer and through the unallocated gold accounts it will maintain for the Trust. The Custodian is responsible for allocating specific bars of gold to the Trust Allocated Account.

The Custodian will provide the Trustee with regular reports detailing the gold transfers in and out of the Trust Unallocated Account with the Custodian and identifying the gold bars held in the Trust Allocated Account.

The Custodian and its affiliates may from time to time act as Authorized Participants or purchase or sell gold or Shares for their own account, as an agent for their customers and for accounts over which they exercise investment discretion. The Trustee, on behalf of the Trust, has entered into the Custody Agreement with the Custodian, under which the Custodian maintains the Trust Unallocated Account and the Trust Allocated Account.

Pursuant to the Trust Agreement, if, upon the resignation of the Custodian, there would be no custodian acting pursuant to the Custody Agreement, the Trustee shall, promptly after receiving notice of such resignation, appoint a substitute custodian or custodians selected by the Sponsor pursuant to custody agreement(s) approved by the Sponsor (provided, however, that the rights and duties of the Trustee under the Trust Agreement and the custody agreement(s) shall not be materially altered without its consent). When directed by the Sponsor, and to the extent permitted by, and in the manner provided by, the Custody Agreement, the Trustee shall remove the Custodian and appoint a substitute or additional custodian or custodians selected by the Sponsor. After the entry into the Custody Agreement(s), the Trustee shall not enter into or amend any Custody Agreement with a custodian without the written approval of the Sponsor (which approval shall not be unreasonably withheld or delayed). When instructed by the Sponsor, the Trustee shall demand that a custodian of the Trust deliver such of the Trust’s gold held by it as is requested of it to any other custodian or such substitute or additional custodian or custodians directed by the Sponsor. Each such substitute or additional custodian shall, forthwith upon its appointment, enter into a Custody Agreement in form and substance approved by the Sponsor.

Under the Trust Agreement, the Sponsor is responsible for appointing accountants or other inspectors to monitor the accounts and operations of the Custodian and any successor custodian or additional custodian and for enforcing the obligations of each such custodian as is necessary to protect the Trust and the rights and interests of the investors. The Trustee has no obligation to monitor the activities of the Custodian other than to receive and review such reports of the gold held for the Trust by such Custodian and of transactions in gold held for the account of the Trust made by such Custodian pursuant to the Custody Agreement.

When instructed by the Sponsor, the Trustee will take action to remove gold from one custodian to another custodian selected by the Sponsor. In connection with such transfer of physical gold, the Trustee will, at the direction of the Sponsor, cause the physical gold to be weighed or assayed. The Trustee shall have no liability for any transfer of physical gold or weighing or assaying of delivered physical gold as directed by the Sponsor, and in the absence of such direction shall have no obligation to effect such a delivery or to cause the delivered physical gold to be weighed, assayed or otherwise validated.

Inspection of Gold

Under the Custody Agreement, the Custodian will allow the Sponsor and the Trustee and their physical gold auditors (currently Inspectorate), access to its premises during normal business hours, to examine the physical gold and such records as they may reasonably require to perform their respective duties with regard to investors in Shares. The Trustee agrees that any such access shall be subject to execution of a confidentiality agreement and agreement to the Custodian’s security procedures, and any such audit shall be at the Trust’s expense.

On June 6, 2014, the Sponsor exercised its right to visit the premises of the Custodian for the purpose of examining the Trust’s gold and related records.

On February 2, 2015, the Sponsor exercised its right to visit the Custodian’s premises and inspect the Trust’s gold and related records.  The inspection was carried out on behalf of the Sponsor by Inspectorate International Limited, a leading commodity inspection and testing company.

Description of the Shares

General

The Trustee is authorized under the Trust Agreement to create and issue an unlimited number of Shares. The Trustee will create Shares in Baskets (a Basket equals a block of 50,000 Shares) only upon the order of an Authorized Participant. The Shares represent units of fractional undivided beneficial interest in the net assets of the Trust and have no par value. The Trust also may issue Shares to compensate and reimburse the Sponsor in Shares rather than in cash.

Description of Limited Rights

The Shares do not represent a traditional investment and you should not view them as similar to “shares” of a corporation operating a business enterprise with management and a board of directors. As an investor, you will not have the statutory rights normally associated with the ownership of Shares of a corporation, including, for example, the right to bring “oppression” or “derivative” actions. All Shares are of the same class with equal rights and privileges. Each share is transferable, is fully paid and non-assessable and entitles the holder to vote on the limited matters upon which investors may vote under the Trust Agreement. The Shares are entitled to be redeemed or exchanged for gold as described in this Report. The Shares do not entitle their holders to any conversion or pre-emptive rights or redemption rights for single Shares.

Redemption of and Taking Delivery of Physical Gold in Exchange for the Shares

The Shares may be redeemed by or through an Authorized Participant in Baskets. Investors may also take delivery of physical gold in exchange for their Shares. See “Creations & Redemption of Shares” for details.

Distributions

If the Trust is terminated and liquidated, the Trustee will distribute to the investors any amounts remaining after the satisfaction of all outstanding liabilities of the Trust and the establishment of such reserves for applicable taxes, other governmental charges and contingent or future liabilities as the Trustee shall determine. Investors of record on the record date fixed by the Trustee for a distribution will be entitled to receive their pro rata portion of any distribution.

Voting Rights

Under the Trust Agreement, except in limited circumstances, investors do not have voting rights. However, registered holders of at least 25% of the Shares have the right to require the Trustee to cure any material breach by it of the Trust Agreement, and registered holders of at least 75% of the Shares have the right to require the Trustee to terminate the Trust Agreement. In addition, certain amendments to the Trust Agreement require advance notice to the investors before the effectiveness of such amendments, but no investor vote or approval is required for any amendment to the Trust Agreement.

Book-Entry Form

Individual certificates will not be issued for the Shares. Instead, one or more global certificates will be deposited by the Trustee with DTC and registered in the name of Cede & Co., as nominee for DTC. The global certificates will evidence all of the Shares outstanding at any time. Under the Trust Agreement, investors may only hold Shares through (1) participants in DTC, such as a bank, broker-dealer or trust company (“DTC Participants”), (2) those who maintain, either directly or indirectly, a custodial relationship with a DTC Participant (“Indirect Participants”), and (3) those banks, brokers, dealers, trust companies and others who hold interests in the Shares through DTC Participants or Indirect Participants. The Shares are only transferable through the book-entry system of DTC. Investors who are not DTC Participants may transfer their Shares through DTC by instructing the DTC Participant holding their Shares (or by instructing the Indirect Participant or other entity through which their Shares are held) to transfer the Shares. Transfers will be made in accordance with standard securities industry practices.

DTC may decide to discontinue providing its service with respect to Baskets and/or the Shares by giving notice to the Trustee and the Sponsor. Under such circumstances, the Sponsor will find a replacement for DTC to perform its functions at a comparable cost or, if a replacement is unavailable, the Trustee will terminate the Trust.

The rights of the investors generally must be exercised by DTC Participants acting on their behalf in accordance with the rules and procedures of DTC. Because the Shares can only be held in book-entry form through DTC and DTC Participants, investors must rely on DTC, DTC Participants and any other financial intermediary through which they hold the Shares to receive the benefits and exercise the rights described in this section. Investors should consult with their broker or financial institution to find out about procedures and requirements for securities held in book-entry form through DTC.

United States Federal Income Tax Consequences

This section summarizes the material federal income tax consequences that generally will apply to the purchase, ownership and disposition of Shares by a “U.S. Investor” (as defined below) and certain federal tax consequences that may apply to the purchase, ownership and disposition of Shares by a “non-U.S. Investor” (as defined below). The following discussion represents, insofar as it describes conclusions regarding federal tax law and subject to the limitations and qualifications described therein, the opinion of K&L Gates LLP, special federal income tax counsel to the Sponsor. The discussion is based on the Internal Revenue Code of 1986, as amended (the “Code”), final and temporary Treasury regulations promulgated thereunder and judicial and administrative interpretations of the Code, all as in effect on the date of this Prospectus; no assurance can be given that future legislation, regulations, court decisions and/or administrative pronouncements will not significantly change applicable law and materially affect the conclusions expressed herein, and any such change, even though made after an investor has invested in the Trust, could be applied retroactively. This discussion does not purport to be complete or to deal with all aspects of federal income taxation that may be relevant to an investor in light of its particular circumstances or to an investor mentioned in the second sentence of the next paragraph.

The tax treatment of investors may vary depending on their own particular circumstances. Certain investors — including banks, thrift institutions and certain other financial institutions, insurance companies, tax-exempt organizations, brokers and dealers in securities or currencies, certain securities traders, persons holding Shares as a position in a “hedging,” “straddle,” “conversion” or “constructive sale” transaction (as those terms are defined in the authorities mentioned above), qualified pension and profit-sharing plans, individual retirement accounts (“IRAs”), certain other tax-deferred accounts, U.S. expatriates, persons whose “functional currency” is not the U.S. dollar, persons subject to the federal alternative minimum tax, foreign investors (except as specifically provided under “Income Taxation of Non-U.S. Investors” and “Estate and Gift Tax Considerations for Non-U.S. Investors” below) and other investors with special circumstances — may be subject to special rules not discussed below. In addition, the following discussion applies only to investors who will hold Shares as “capital assets” (as defined in section 1221 of the Code).

The discussion below does not address the effect of any state, local or foreign tax law on an investor. Purchasers of Shares are urged to consult their own tax advisers with respect to all federal, state, local and foreign tax law considerations potentially applicable to their investment in Shares.

For purposes of this discussion, a “U.S. Investor” is an investor who or that is:

•	An individual who is treated as a citizen or resident of the United States for federal tax purposes;
•
A corporation or partnership (or other entity treated as such for those purposes) that is created or organized in the United States or under the laws of the United States or any state thereof or the District of Columbia;

•
An estate other than an estate the income of which, from non-U.S. sources that is not effectively connected with the conduct of a trade or business within the United States, is not includible in gross income;

•
A trust if a court within the United States is able to exercise primary supervision over the administration of the trust and one or more persons described in any of the three preceding clauses have the authority to control all substantial decisions of the trust; or

•	An eligible trust that has made a valid election under applicable Treasury regulations to continue to be treated as a domestic trust.

An investor that is not a U.S. Investor as so defined is referred to below as a “non-U.S. Investor.” For federal tax purposes, the treatment of any beneficial owner of an interest in a partnership (including any entity classified as such for those purposes) will generally depend on the partner’s status and the partnership’s activities. Partnerships and partners should consult their tax advisers about the federal income tax consequences of purchasing, owning and disposing of Shares.

Taxation of the Trust

The Trust will be treated as a “grantor trust” for federal tax purposes. As a result, the Trust itself will not be subject to federal income tax. Instead, the Trust’s income and expenses will “flow through” to its investors, and the Trustee will report the Trust’s income, gains, losses and deductions to the Internal Revenue Service (“IRS”) on that basis. There can be no assurance that the IRS will agree with that treatment, and it is possible that the IRS or another tax authority could assert a position contrary thereto and that a court could sustain that contrary position. Neither the Sponsor nor the Trustee will request a ruling from the IRS with respect to the classification or treatment of the Trust for federal tax purposes. If the IRS were to assert successfully that the Trust is not a “grantor trust,” the Trust would be classified as a partnership for those purposes, which may affect timing and other tax consequences to its investors.

Taxation of U.S. Investors

An investor will be treated, for federal tax purposes, as if it directly owns a pro rata share of the Trust’s assets and directly receives that share of any Trust income and incurs that share of the Trust’s expenses. In the case of an investor that purchases Shares for cash, its initial tax basis in its pro rata share of the assets held in the Trust at the time it acquires its Shares will be equal to its cost of acquiring the Shares. In the case of an investor that acquires its Shares as part of the creation of a Basket, the delivery of gold to the Trust in exchange for a pro rata share of the underlying gold the Trust holds at the time it acquires its Shares will not be a taxable event to the investor, and the investor’s tax basis in and holding period for that share of the Trust’s gold will be the same as its tax basis in and holding period for the gold delivered in exchange therefor. For purposes of this discussion, and unless stated otherwise, it is assumed that all of an investor’s Shares are acquired on the same date and at the same price per share. Investors that hold multiple lots of Shares, or that are contemplating acquiring multiple lots of Shares, should consult their own tax advisers as to the determination of the tax basis in and holding period for the underlying gold represented by such Shares.

If the Trust sells gold, for example to generate cash to pay its fees or expenses, an investor will recognize gain or loss in an amount equal to the difference between (1) the investor’s pro rata share of the amount the Trust realizes on the sale and (2) the investor’s tax basis in its pro rata share of the gold that was sold. Although it is not entirely free from doubt, the Trust will treat the issuance of Shares to the Sponsor as payment of the Sponsor’s Fee and/or reimbursement of the Trust’s expenses and/or liabilities as a taxable exchange by the Trust of the portion of the underlying gold represented by those Shares and thus will also constitute a taxable event for investors. An investor’s tax basis in its share of any gold sold or exchanged by the Trust generally will be determined by multiplying the investor’s total basis in its share of all the gold held in the Trust immediately prior to the sale or exchange by a fraction, the numerator of which is the amount of gold sold or exchanged and the denominator of which is the total amount of all the gold so held. After any such sale or exchange, an investor’s tax basis in its pro rata share of the gold remaining in the Trust will be equal to its tax basis in its share of the total amount of the gold held in the Trust immediately prior to the sale or exchange less the portion of that basis allocable to its share of the gold that was sold or exchanged.

On the sale of some or all of its Shares, an investor will be treated as having sold the part of its pro rata share of the gold held in the Trust at that time that is attributable to the Shares sold. Accordingly, the investor generally will recognize gain or loss on the sale in an amount equal to the difference between (1) the amount realized pursuant to the sale of the Shares and (2) the investor’s tax basis in that attributable part, as determined in the manner described in the preceding paragraph.

If an investor redeems (which term, and its variations, as used in this section includes a surrender, and its variations, to the Trust by a Delivery Applicant of) some or all of its Shares in exchange for (i.e., in order to take delivery of) the underlying gold (including American Gold Eagle gold coins (with a minimum fineness of 91.67%) (“American Gold Coins”)) represented by the redeemed Shares, the exchange will generally not be a taxable event for the investor (except as noted below with respect to any cash proceeds). In addition, if an investor acquires its Shares as part of the creation of a Basket by delivering to the Trust gold in specified denominations (e.g., unallocated gold), the subsequent redemption of its Shares for gold delivered by the Trust in different denominations (e.g., LBMA gold in denominations of 350 to 430 Fine Ounces or 10 Ounce Bars of gold or coins) will not constitute a taxable event, provided that the amount of gold received on the redemption contains the equivalent metallic content of the gold delivered on the creation, less amounts accrued or sold to pay the Trust’s expenses and other charges. An investor’s tax basis in the gold received on a redemption generally will be the same as the investor’s tax basis in the portion of its pro rata share of the gold held in the Trust immediately prior to the redemption that is attributable to the redeemed Shares. An investor’s holding period with respect to the gold received on a redemption should include the period during which the investor held the redeemed Shares. A subsequent sale of the gold received by the investor will be a taxable event.

If an investor is entitled to any cash proceeds on the redemption of some or all of its Shares, the investor will be treated as having sold the portion of its pro rata share of the gold held in the Trust equal in value to the cash proceeds.

An investor’s tax basis in its pro rata share of the gold held in the Trust immediately after any sale or redemption of less than all of the investor’s Shares generally will equal (1) its tax basis in its share of the total amount of the gold held in the Trust immediately prior to the sale or redemption less (2) the portion of such basis that is taken into account in determining the amount of gain or loss the investor recognizes on the sale or, in the case of a redemption, is treated as the basis in the gold received by the investor in the redemption.

Maximum 28% Long-Term Capital Gains Tax Rate for US Investors Who Are Individuals

Gains recognized by an individual, estate or trust (each referred to below as an “individual” unless the context requires otherwise) from the sale of “collectibles,” which term includes gold, held for more than one year are subject to federal income tax at a maximum rate of 28% rather than the lower maximum rates applicable to most other long-term capital gains individuals recognize (a maximum of 15% for a single individual with taxable income not exceeding $406,750 ($457,600 for married individuals filing jointly) and 20% for individuals with taxable income exceeding those respective amounts, which will be adjusted for inflation annually). For these purposes, gain an individual recognizes on the sale of an interest in a “grantor trust” that holds collectibles (such as the Trust) is treated as gain recognized on the sale of the collectibles, to the extent the gain is attributable to unrealized appreciation in value of the collectibles. Therefore, any gain recognized by an individual U.S. Investor attributable to a sale or exchange of Shares held for more than one year, or attributable to the Trust’s sale of any gold that the investor is treated (through his, her or its ownership of Shares) as having held for more than one year, generally will be subject to federal income tax at a maximum rate of 28%. The tax rates for capital gains recognized on the sale of assets held by an individual U.S. Investor for one year or less, or by a taxpayer other than an individual, are generally the same as those at which ordinary income is taxed.

3.8% Tax on Net Investment Income

An individual is required to pay a 3.8% tax on the lesser of (1) the excess of the individual’s “modified adjusted gross income” over a threshold amount ($250,000 for married persons filing jointly and $200,000 for single taxpayers) or (2) the individual’s “net investment income,” which generally includes dividends, interest, and net gains from the disposition of investment property. This tax is in addition to any other taxes due on that income. U.S. Investors should consult their own tax advisers regarding the effect, if any, this provision may have on their investment in Shares.

Brokerage Fees and Trust Expenses

Any brokerage or other transaction fee incurred by an investor in purchasing Shares will be included in the investor’s tax basis in the Trust’s underlying assets. Similarly, any brokerage fee incurred by an investor in selling Shares will reduce the amount the investor realizes with respect to the sale.
Investors will be required to recognize the full amount of gain or loss on a sale of gold by the Trust (as discussed above), even though some or all of the sale proceeds are used by the Trustee to pay Trust expenses. An investor may deduct its respective pro rata share of each expense incurred by the Trust to the same extent as if it directly incurred the expense. Investors who are individuals, however, may be required to treat some or all of the expenses of the Trust as miscellaneous itemized deductions. An individual may deduct certain miscellaneous itemized deductions only to the extent they exceed 2% of the individual’s adjusted gross income. In addition, such deductions may be subject to phase-outs and other limitations under applicable Code provisions.

Investment by U.S. Tax-Exempt Investors

Certain U.S. Investors (referred to in this paragraph as “U.S. Tax-Exempt Investors”) are subject to federal income tax only on their “unrelated business taxable income” (UBTI). It is expected that, unless a U.S. Tax-Exempt Investor incurs debt to purchase Shares, it should not realize UBTI with respect to its pro rata share of the Trust.

Investment by Regulated Investment Companies

Mutual funds and other investment vehicles that are “regulated investment companies” within the meaning of Code section 851 should consult with their tax advisers concerning (1) the likelihood that an investment in Shares, although they are a “security” within the meaning of the 1940 Act, may be considered an investment in the underlying gold for purposes of Code section 851(b), and (2) the extent to which an investment in Shares might nevertheless be consistent with preservation of their qualification under that section.

Investment by Certain Retirement Plans

Section 408(m) of the Code provides that the purchase of a “collectible” as an investment for an IRA, or for a participant- directed account maintained under any plan that is tax-qualified under Code section 401(a) (“Tax-Qualified Account”), is treated as a taxable distribution from the account to the owner of the IRA, or to the participant for whom the Tax-Qualified Account is maintained, of an amount equal to the cost to the account of acquiring the collectible. The Trust, through the Sponsor, has requested, and expects to receive (though there can be no assurance in that regard), a private letter ruling from the IRS that the purchase of Shares by an IRA or a Tax-Qualified Account will not constitute the acquisition of a collectible or be treated as a taxable distribution to the IRA owner or plan participant under Code section 408(m). If a redemption of Shares results in the delivery of gold to an IRA or Tax-Qualified Account, however, that distribution would constitute the acquisition of a collectible to the extent provided under that section. See also “ERISA and Related Considerations.”

Income Taxation of Non-U.S. Investors

A non-U.S. Investor generally will not be subject to federal income tax with respect to gain recognized on the sale or other disposition of Shares, or on the sale of gold by the Trust, unless (1) the non-U.S. Investor is an individual and is present in the United States for 183 days or more during the taxable year of the sale or other disposition and the gain is treated as being from U.S. sources or (2) the gain is effectively connected with the conduct by the non-U.S. Investor of a trade or business in the United States and certain other conditions are met. Non-U.S. Investors are advised to consult their own tax advisers as to the tax consequences, under the laws of any non-U.S. jurisdiction to which they are subject, of their purchase, holding, sale and redemption of or any other dealing in Shares and, in particular, as to whether any value added tax, other consumption tax or transfer tax is payable in relation to such purchase, holding, sale, redemption or other dealing.

Estate and Gift Tax Considerations for Non-U.S. Investors

Individuals who are neither citizens nor residents (as determined for federal estate and gift tax purposes) of the United States (collectively, Non-Residents) are subject to estate tax on all property that has a U.S. “situs.” Shares may well be considered to have a U.S. situs for these purposes. If Shares are so considered, they would be includible in the U.S. gross estate of a Non-Resident investor; federal estate tax is imposed at rates of up to 40% of the fair market value of the U.S. taxable estate. In addition, the federal “generation-skipping transfer tax” may apply in certain circumstances. The estate of a Non-Resident investor who was resident in a country that has an estate tax treaty with the United States may be entitled to benefit from such treaty.

For Non-Residents, the federal gift tax generally applies only to gifts of tangible personal property or real property having a U.S. situs. Tangible personal property (including gold) has a U.S. situs if it is physically located in the United States. Although the matter is not settled, it appears that ownership of Shares might not be considered ownership of the underlying gold for this purpose, even to the extent that gold is held in custody in the United States. Instead, Shares might be considered intangible property, and therefore they might not be subject to U.S. gift tax if transferred during the holder’s lifetime.

Non-Resident investors are urged to consult their tax advisers regarding the possible application of federal estate, gift and generation-skipping transfer taxes in their particular circumstances.

U.S. Information Reporting and Withholding

The Trustee will make information available that will enable brokers and custodians through which investors hold Shares to prepare and file certain information returns with the IRS, and will provide certain tax-related information to investors, in connection with the Trust. To the extent required by applicable regulations, each investor will be provided with information regarding its allocable portion of the Trust’s annual income, deductions, gain and loss (if any). A U.S. Investor may be subject to federal backup withholding, at the rate of 28%, in certain circumstances unless it provides its taxpayer identification number to its broker and complies with certain certification procedures; the amount of any backup withholding will be allowed as a credit against an investor’s federal income tax liability and may entitle an investor to a refund, provided that the required information is furnished to the IRS. A non-U.S. Investor may have to comply with certification procedures to establish that it is not a U.S. Investor, and some non-U.S. Investors will be required to meet certain information reporting or certification requirements imposed by the Foreign Account Tax Compliance Act, to avoid withholding.

ERISA and Related Considerations

The Employee Retirement Income Security Act of 1974, as amended (“ERISA”), and section 4975 of the Code impose certain requirements on employee benefit plans and certain other plans and arrangements, including IRAs and individual retirement annuities, Keogh plans and certain collective investment funds or insurance company general or separate accounts in which such plans, accounts, annuities or arrangements are invested, that are subject to ERISA or the Code, respectively (collectively, “Plans”), and on persons who are fiduciaries with respect to the investment of assets treated as “plan assets” of a Plan. Investments by Plans are subject to the fiduciary requirements and the applicability of prohibited transaction restrictions under ERISA.

Government plans and some church plans are not subject to the fiduciary responsibility provisions of ERISA or the provisions of Code section 4975 but may be subject to substantially similar rules under state or other federal law. Fiduciaries of any such plans are advised to consult with their counsel prior to an investment in Shares.

In contemplating an investment of a portion of Plan assets in Shares, the Plan fiduciary responsible for making such investment should carefully consider, taking into account the facts and circumstances of the Plan, the “Risk Factors” discussed above and whether such investment is consistent with its fiduciary responsibilities, including (1) whether the fiduciary has the authority to make the investment under the appropriate governing Plan instrument, (2) whether the investment would constitute a direct or indirect non-exempt prohibited transaction with a “party in interest” or “disqualified person,” (3) the Plan’s funding objectives, and (4) whether under the general fiduciary standards of investment prudence and diversification such investment is appropriate for the Plan, taking into account the Plan’s overall investment policy, the composition of its investment portfolio and its need for sufficient liquidity to pay benefits when due.

Item 1A. Risk Factors

Before making an investment decision, you should consider carefully the risks described below, as well as the other information included in this Prospectus.

The Value of Your Shares is Directly Related to the Price of Gold

The value of your Shares fluctuates based upon the price of the gold held by the Trust. Fluctuations in the price of gold could materially adversely affect your investment in the Shares. This creates the potential for losses, regardless of the period of time that you hold the Shares.

The Shares are intended to track the performance of the price of gold. The value of the Shares relates directly to the value of the gold owned by the Trust. Therefore, the value of the Shares will fluctuate with the price of gold. The price of gold has fluctuated widely over the past several years. This exposes your investment in Shares to potential losses. Several factors may affect the price of gold and, as a result, the value of the Shares, including the following:

•
Global supply and demand, which is influenced by factors including (1) forward selling by gold producers, (2) purchases made by gold producers to unwind gold hedge positions, (3) central bank purchases and sales, (4) production and cost levels in major gold-producing countries and (5) new production projects;

•	Investors’ expectations regarding future inflation rates;
•	Currency exchange rate volatility;
•	Interest rate volatility; and
•	Unexpected political, economic global or regional incidents.

Investors should be advised that there is no assurance that gold will maintain its long-term value in terms of U.S. dollar value in the future. In the event that the price of gold declines, the Sponsor expects the value of an investment in the Shares to decline proportionately.

There is No Guarantee that the High Trading Price of Gold Will be Sustained

The international gold market has experienced historically high trading prices in recent years. Because there can be no assurance that this historically high trading price of gold will be sustained, there could be significant decreases in the value of net assets and the NAV of the Trust.

Prices in the international gold market have reached historically high levels in recent years. The price of physical gold going forward and, in turn, the future value of net assets of the Trust, may be dependent upon factors that include global gold supply and demand, investors’ inflation expectations, exchange rate volatility and interest rate volatility. An adverse development with regard to one or more of these, or other factors may lead to a decrease in gold bullion currency trading prices. A decline in prices of gold would decrease the value of net assets and the NAV of the Trust.

Governmental Actions May Affect the Price of Gold

Future governmental decisions may have significant impact on the price of gold, which may result in a significant decrease or increase in the value of the net assets and the NAV of the Trust.

Generally, gold prices reflect the supply and demand of available gold. Governmental decisions, such as the executive order issued by the President of the United States in 1933 requiring all persons in the United States to deliver gold to the Federal Reserve or the abandonment of the gold standard by the United States in 1971, have been viewed as having significant impact on the supply and demand of gold and the price of gold. Future governmental decisions may have an impact on the price of gold, and may result in a significant decrease or increase in the value of the net assets and the NAV of the Trust.

Sales of Gold in the Market Could Adversely Affect the Shares

Substantial sales of gold by central banks, governmental agencies and multi-lateral institutions could adversely affect an investment in the Shares.

Central banks, other governmental agencies and multi-lateral institutions buy, sell and hold gold as part of their reserve assets. This market sector holds a significant amount of gold, some of which is static, meaning that it is held in vaults and is not bought, sold, leased or swapped or otherwise available in the open market. Several central banks and multi-lateral institutions have sold portions of their gold reserves in recent years, with the result being that this sector, taken as a whole, has been a net supplier of gold to the open market. In the event that future economic, political or social conditions or pressures require members of this sector to liquidate their gold assets all at once or in an uncoordinated manner, the demand for gold may not be sufficient to accommodate the sudden increase in the supply of gold to the market. Consequently, the price of gold may decline which may adversely affect an investment in the Shares.

An Investment in the Trust may be More Volatile than an Investment in a Diversified Portfolio

Because the Trust invests only in gold, an investment in the Trust may be more volatile than an investment in a more broadly diversified portfolio.

The Trust invests only in gold. As a result, the Trust’s holding are not diversified. Accordingly, the Trust’s NAV may be more volatile than another investment vehicle with a more broadly diversified portfolio and may fluctuate substantially over time. The price of gold can be volatile. Fluctuations in the price of gold are expected to have a direct impact on the value of the Shares.

The Shares May Trade at a Discount or a Premium

Trust Shares may trade at NAV or at a price that is above or below NAV. Any discount or premium in the trading price relative to the NAV per Share may widen as a result of the different trading hours of NYSE Arca and other exchanges.

Trust Shares may trade at, above or below the NAV per Share. The NAV per Share will fluctuate with changes in the market value of the gold owned by the Trust. The trading price of the Shares will fluctuate with changes in the NAV per Share as well as market supply and demand. The amount of the discount or premium in the trading price relative to the NAV per Share may be influenced by non-concurrent trading hours between the NYSE Arca and major gold markets. While the Shares will trade on the NYSE Arca until 4:00 PM (New York time), liquidity in the market for gold may be reduced after the close of the major world gold markets, including London. As a result, during this time, trading spreads and the resulting discount or premium on the Shares may widen.

There May Not be an Active Trading Market for the Shares

The lack of an active trading market for the Shares may result in losses on your investment at the time of disposition of your Shares.

Although Shares are listed for trading on NYSE Arca, there can be no assurance that an active trading market for the Shares will develop or be maintained. If an active public market for the Shares does not develop or continue, the market prices and liquidity of the Shares may be adversely affected. If you need to sell your Shares at a time when no active market for them exists, the absence of an active market will most likely adversely affect the price you receive for your Shares (assuming you are able to sell them).

The Trust is Not Actively Managed

The Trust does not actively trade gold to take advantage of short-term market fluctuations in the price of gold. An investment in the Trust will yield long-term gains only if the value of gold increases over time.

The Trust does not actively manage the gold it holds. This means that the Trust does not sell gold at times when its price is high, or acquire gold at low prices in the expectation of future price increases. It also means that the Trust does not make use of any of the hedging techniques available to professional gold investors to attempt to reduce the risks of losses resulting from price decreases. Any losses sustained by the Trust will adversely affect the value of your Shares.

Limited Operating History

Because the Sponsor and its management have a limited history of operating investment vehicles like the Trust, their experience may be inadequate or unsuitable to manage the Trust.

The Sponsor has a limited history of operating investment vehicles like the Trust. The Sponsor’s past performance in connection with the management of other investment vehicles is not indicative of the Sponsor’s ability to manage the Trust. If the experience of the Sponsor and its management is not adequate or suitable to manage an investment vehicle like the Trust, the Trust’s operations may be adversely affected.

The Trust May Suspend Redemptions of Baskets by Authorized Participants, which Could Affect the Market Price of the Shares

There may be situations where the Trust suspends redemptions of Baskets by Authorized Participants. To the extent the value of gold declines, these delays may result in a decrease in the value of the gold received upon redemption by an Authorized Participant, as well as a reduction in liquidity for all investors in the secondary market.

Although Shares are redeemable by Authorized Participants in exchange for the underlying amount of gold, redemptions by Authorized Participants may be suspended during any period while regular trading on NYSE Arca is suspended or restricted, or in which an emergency exists that makes it reasonably impracticable to deliver, dispose of, or evaluate gold. If any of these events occurs at the time of a redemption by an Authorized Participant, and the price of gold decreases before the redemption occurs, an Authorized Participant will sustain a loss with respect to the amount that it would have been able to obtain in exchange for the gold received from the Trust upon the redemption of its Shares, had the redemption taken place when it was originally intended to occur. As a consequence, Authorized Participants may reduce their trading in Shares during periods of suspension, decreasing the number of potential buyers of Shares in the secondary market and the price an investor may receive upon sale.

The Trust May Suspend or Reject the Surrender of Shares for Physical Gold, which Could Affect the Market Price of the Shares

There may be situations where the Trust suspends or rejects the surrender of Shares for physical gold. To the extent the value of gold declines, these delays may result in a decrease in the value of the physical gold received by a Delivery Applicant, as well as a reduction in liquidity for all investors in the secondary market.

The surrender of Shares for physical gold may be suspended or rejected by the Trust during any period while regular trading on NYSE Arca is suspended or restricted, in which an emergency exists that makes it reasonably impracticable to deliver, dispose of, or evaluate gold, or, with respect to the surrender of Shares by a Delivery Applicant only, as deemed necessary or advisable by the Sponsor. In addition, the Trustee shall reject the delivery of Shares by the Delivery Applicant: (1) if the number of Shares delivered does not correspond to the number of Shares specified in the pre-approved Delivery Application; (2) if the delivered Shares are not accompanied by proper instructions or by a pre-approved Delivery Application; or (3) the number of Fine Ounces represented by the delivered Shares is less than the Fine Ounces to be delivered specified in the Delivery Application. Additionally, the Sponsor may decline to approve a Delivery Application for any reason. The delivery of physical gold shall be suspended in the event the Sponsor resigns or is otherwise unable or unwilling to perform its obligations relating to the process of Delivery Applicants taking delivery of physical gold. If any of these events occurs at the time that a Delivery Application has been received, and the price of gold decreases before the Delivery Application is processed, a Delivery Applicant will sustain a loss with respect to the amount of physical gold that it would have been able to obtain from the Trust in connection with the surrender of the Delivery Applicant’s Shares had the surrender taken place when it was originally intended to occur. In addition, there may be a reduction in the trading of Shares during periods of suspension, decreasing the number of potential buyers of Shares in the secondary market and the price an investor may receive upon sale.

The Withdrawal of an Authorized Participant and Substantial Redemptions by Authorized Participants May Affect the Liquidity of the Shares

The liquidity of the Shares also may be affected by substantial redemptions by Authorized Participants related to or independent of the withdrawal from participation of Authorized Participants.

In the event that there are substantial redemptions of Shares or one or more Authorized Participants with a substantial interest in the Shares withdraws from participation, the liquidity of the Shares will likely decrease, which could adversely affect the market price of the Shares and result in your incurring a loss on your investment.

Competition From Other Methods of Investing in Gold

An investment in the Shares may be adversely affected by competition from other methods of investing in gold.

The Trust competes with other financial vehicles, including traditional debt and equity securities issued by companies in the gold industry and other securities backed by or linked to gold, direct investments in gold and investment vehicles similar to the Trust. Market and financial conditions, and other conditions beyond the Sponsor’s control, may make it more attractive to invest in other financial vehicles or to invest in gold directly, which could limit the market for and reduce the liquidity of the Shares.

Other Investment Vehicles May Cause a Decline in the Price of Gold

The price of gold may be affected by the sale of ETVs tracking gold markets, which could negatively affect gold prices and the price and NAV of the Shares.

To the extent existing exchange traded vehicles (“ETVs”) tracking gold markets represent a significant proportion of demand for gold, large redemptions of the securities of these ETVs could negatively affect gold prices and the price and NAV of the Shares.

Financial Crises May Result in a Decline in the Price of Gold

Crises may motivate large-scale sales of gold which could decrease the price of gold and adversely affect an investment in the Shares.

The possibility of large-scale distress sales of gold in times of crisis may have a short-term negative impact on the price of gold and adversely affect an investment in the Shares. For example, the 2008 financial credit crisis resulted in significantly depressed prices of gold largely due to forced sales and deleveraging from institutional investors such as hedge funds and pension funds. Crises in the future may impair gold’s price performance which would, in turn, adversely affect an investment in the Shares.

Factors that May Cause a Decline in the Price of Gold

Several factors may have the effect of causing a decline in the prices of gold and a corresponding decline in the price of Shares, including:

A significant increase in gold hedging activity by gold producers. Should there be an increase in the level of hedge activity of gold producing companies, it could cause a decline in world gold prices, adversely affecting the price of the Shares.

•
A significant change in the attitude of speculators and investors toward gold. Should the speculative community take a negative view toward gold, it could cause a decline in world gold prices, negatively impacting the price of the Shares.

•	A widening of interest rate differentials between the cost of money and the cost of gold could negatively affect the price of gold which, in turn, could negatively affect the price of the Shares.
•
A combination of rising money interest rates and a continuation of the current low cost of borrowing gold could improve the economics of selling gold forward. This could result in an increase in hedging by gold mining companies and short selling by speculative interests, which would negatively affect the price of gold. Under such circumstances, the price of the Shares would be similarly affected.

Loss of or Damage to the Trust’s Gold

Gold owned by the Trust may be subject to loss, damage, theft or restriction on access.

There is a risk that part or all of the Trust’s gold could be lost, damaged or stolen. Access to the Trust’s gold could also be restricted by natural events (such as an earthquake) or human actions (such as a terrorist attack). Any of these events may adversely affect the operations of the Trust and, consequently, an investment in the Shares.

The Trust does not insure gold held by the Custodian or delivered by the precious metals dealer. Consequently, if there is a loss of assets of the Trust through theft, destruction, fraud or otherwise, the Trust will need to rely on insurance carried by applicable third parties, if any, or on such third party’s ability to satisfy any claims against it. If the Trust’s gold is lost, damaged, stolen or destroyed under circumstances rendering a party liable to the Trust, the responsible party may not have the financial resources sufficient to satisfy the Trust’s claim. For example, as to a particular event of loss, the only source of recovery for the Trust might be limited to the Custodian, the precious metals dealer or other responsible third parties (e.g., a thief or terrorist), any of which may not have the financial resources (including liability insurance coverage) to satisfy a valid claim of the Trust. Moreover, losses due to nuclear accidents, terrorism, riots, acts of God, insurrections, strikes and similar causes beyond the control of the Custodian and for which the Custodian would not be liable may be sustained by the Trust. Any loss of gold owned by the Trust will result in a corresponding loss in the NAV, and it is reasonable to expect that such loss will also result in a decrease in the value at which the Shares are traded on NYSE Arca.

Recovery for Damage to the Trust’s Gold May Be Limited

In the event the Trust’s gold is lost, damaged, stolen or destroyed, recovery may be limited to the market value of the gold at the time the loss is discovered, which may negatively affect the value of net assets of the Trust.

If there is a loss due to theft, loss, damage, destruction or fraud or otherwise with respect to the Trust’s gold held by the Custodian or delivered by the precious metals dealer, and such loss is found to be the fault of the Custodian or the precious metals dealer, the Trust may not be able to recover more than the market value of the gold at the time the loss is discovered. If the market value of gold increases between the time the loss is discovered and the time the Trust receives payment for its loss and purchases gold to replace the losses, less gold will be acquired by the Trust and the value of the net assets of the Trust will be negatively affected.

The Trust’s Service Providers May Not Carry Adequate Insurance

The service providers engaged by the Trust may not carry adequate insurance to cover claims against them by the Trust, which could adversely affect the value of net assets of the Trust.

The Trustee, the Custodian, precious metals dealers and other service providers engaged by the Trust maintain such insurance as they deem adequate with respect to their respective businesses. Investors cannot be assured that any of the aforementioned parties will maintain any insurance with respect to the Trust’s assets held or the services that such parties provide to the Trust and, if they maintain insurance, that such insurance is sufficient to satisfy any losses incurred by them in respect of their relationship with the Trust.

Accordingly, the Trust will have to rely on the efforts of the service provider to recover from their insurer compensation for any losses incurred by the Trust in connection with such arrangements.

Operational Problems May Cause a Decline in the Trading Price of the Shares

The value of the Shares could decline if unanticipated operational or trading problems arise.

There may be unanticipated problems or issues with respect to the mechanics of the Trust’s operations and the trading of the Shares that could have a material adverse effect on an investment in the Shares. In addition, to the extent that unanticipated operational or trading problems or issues arise, the Sponsor’s past experience and qualifications may not be suitable for solving these problems or issues.

A Share Submission is Irrevocable

An investor’s instruction to a broker-dealer to transfer Shares to the Trust in a Share Submission cannot be changed.

A Delivery Applicant wishing to deliver Shares of the Trust in exchange for physical gold must submit to the Sponsor a Delivery Application and the processing fees through its broker-dealer. The Delivery Application is not binding until Shares are delivered to the Trust. Upon pre-approval of the Delivery Application by the Sponsor, the Sponsor will send a copy of the pre-approved Delivery Application to the Trustee. A Delivery Applicant shall instruct its broker-dealer to transfer Shares to the Trustee; the submission and transfer by the broker-dealer will be a binding and irrevocable Share Submission in accordance with the details specified on the pre-approved Delivery Application. Once the Trustee has received a Delivery Applicant’s Share Submission and, if the Delivery Applicant has requested physical gold other than London Bars, once the Trustee has received a confirmation certified by the Sponsor that an over-the-counter transaction between the Sponsor and the precious metals dealer has been entered into providing for the exchange of physical gold held by the Trust for physical gold specified by the Delivery Applicant, physical gold will be selected or acquired by the Custodian or the precious metals dealer and then released from the Trust for delivery to the Delivery Applicant according with the instructions in the Delivery Application. Once the Shares have been submitted, a Share Submission may no longer be revoked by the Delivery Applicant under any circumstances, though the Share Submission may be rejected by the Trustee or the Sponsor under certain circumstances.

Delivery of Physical Gold to Delivery Applicants May Take Considerable Time

The Custodian or a precious metals dealer will deliver physical gold to Delivery Applicants in exchange for their Shares. A delay in the delivery of physical gold to Delivery Applicants could result in losses if the price of gold declines.

The Custodian or a precious metals dealer will arrange for the delivery of physical gold to Delivery Applicants in exchange for their Shares. After a Delivery Applicant irrevocably submits Shares to exchange for physical gold, either the Trustee will instruct the Custodian to deliver physical gold to the Delivery Applicant or, if the Delivery Applicant requests physical gold other than London Bars, the Sponsor will enter into an over-the-counter transaction on the business day following the Share Submission Day with a precious metals dealer to exchange physical gold the Trust holds for physical gold specified by the Delivery Applicant. Because delivery time depends on many factors, including the types of physical gold requested and the delivery method chosen, considerable time may elapse by the time Delivery Applicants receive their physical gold. Further, because shipments of physical gold may be broken down in to multiple smaller shipments, it may take additional time for the Delivery Applicant to receive all of the requested physical gold. A delay in the delivery of physical gold to Delivery Applicants could result in losses if the price of gold declines.

Suspension or Rejection of the Surrender of Shares
If the Trust suspends or rejects a surrender of Shares for gold, a Shareholder may have no alternative but to sell Shares on the open market and thus incur brokerage costs and be subject to potential tax consequences.

If the Trust suspends the surrender of Shares, or rejects the delivery of Shares under a Delivery Application, a Shareholder who wishes to redeem Shares may have no alternative but to sell Shares on the open market. Such a sale of Shares will involve brokerage costs and may result in tax consequences to the Shareholder.

The Creation and Redemption Process May Result in a Decline in the Price of Shares

If the process of creation and redemption of Baskets encounters any unanticipated difficulties, the possibility for arbitrage transactions intended to keep the price of the Shares closely linked to the price of gold may not exist, and as a result, the price of the Shares may fall.

If the processes of the creation and redemption of Shares by Authorized Participants (which depend on timely transfers of gold to and by the Custodian) encounter any unanticipated difficulties, potential market participants who would otherwise be willing to purchase or redeem Baskets to take advantage of any arbitrage opportunity arising from discrepancies between the price of the Shares and the price of the underlying gold may not take the risk that, as a result of those difficulties, they may not be able to realize the profit they expect. If this is the case, the liquidity of the Shares may decline and the price of the Shares may fluctuate independently of the price of gold and may fall.

A Delivery Applicant Bears the Risk of Loss in Connection with the Delivery of Physical Gold

A Delivery Applicant that suffers loss of, or damage to, its physical gold during delivery will not be able to claim damages from the Trust, the Trustee, the Custodian, the precious metals dealer from which physical gold was obtained or the Sponsor.

Upon the release of physical gold from the Trust for forwarding to the Delivery Applicant, the Delivery Applicant’s physical gold will be transported by either a conventional shipping carrier such as the U.S. Postal Service, Federal Express or United Parcel Service, or an armored transportation service engaged by or on behalf of the investor (a “Delivery Service Provider”). Because ownership of physical gold will transfer to the Delivery Applicant at the time the Custodian or the precious metals dealer from which they were obtained surrenders physical gold to the Delivery Service Provider, the Delivery Applicant will bear the risk of loss from the time the Delivery Service Provider assumes possession of physical gold on the Delivery Applicant’s behalf. In the event of any loss or damage in connection with the delivery of physical gold after such time, the Delivery Applicant will have no claim against the Trust, the Trustee, the Custodian, such precious metals dealer or the Sponsor but may have a claim against the Delivery Service Provider.

In addition, upon receipt of physical gold, the Delivery Applicant will have five business days, or such shorter or longer period as may be specified in the Delivery Application from time to time, following the receipt of the physical gold to notify the Sponsor in writing of any complaints or objections concerning the shipment, delivery or receipt of the physical gold. In the absence of any such objection or complaint, the Delivery Applicant will be deemed to have accepted receipt of the physical gold in full satisfaction of the physical gold due the Delivery Applicant and to have waived any and all claims the Delivery Applicant may have concerning the physical gold received by the Delivery Applicant.

Risks of Transactions with Precious Metals Dealers

Counterparty risks associated with the Trust’s transactions with precious metals dealers to exchange the Trust’s gold for physical gold of different specifications may expose the Trust to potential quantity and quality deficiencies and to situations where the Trust is not be able to exchange gold for physical gold.

If a Delivery Applicant requests physical gold in a form other than London Bars, the Trust will enter into an over-the-counter transaction with a precious metals dealer pursuant to which the type of physical gold requested by a Delivery Applicant will be acquired by the Trust from the precious metals dealer and the precious metals dealer will be instructed to deliver the requested physical gold to the Delivery Applicant. However, there is no assurance that physical gold acquired by the Trust from the precious metals dealer will meet the quantity and quality requirements of the requested over-the-counter transaction. The precious metals dealer is responsible to the Trust for any deficiency in the amount or quality of physical gold under a Transaction and Shipping Agreement between the Sponsor and the precious metals dealer. In addition, the Trust may enter into exchange transactions with only one or a limited number of precious metals dealers, which may increase the Trust’s exposure to counterparty risk. Further, there is a risk that no suitable precious metals dealers will be willing to enter into, or continue to enter into, transactions with the Trust, and as a result, the Trust may not be able to exchange London Bars for physical gold of different specifications.

Default of a Precious Metals Dealer

The Trust will bear the risk of loss of the amount expected to be received in an exchange of gold in the event of the default or bankruptcy of a precious metals dealer.

Although the Sponsor is responsible for selecting the precious metals dealer and ensuring the agreement by which the precious metals dealer is engaged includes appropriate representations, warranties and covenants of the precious metals dealer regarding completion of the over-the-counter transactions by which the Trust’s gold is exchanged for the physical gold requested by the Delivery Applicant, the Sponsor is not responsible for the default or misconduct of the precious metals dealer, provided the Sponsor exercises reasonable care in selecting the precious metals dealer. Under the terms of the Sponsor’s engagement of the precious metals dealer, the precious metals dealer is responsible to the Trust for any deficiency in the amount or quality of physical gold it is to provide to the Trust. Accordingly, the Trust will bear the risk in connection with any loss resulting from the insolvency or any misconduct of a precious metals dealer. Physical gold that is to be exchanged for different specifications to meet delivery requests from Delivery Applicants will be converted into unallocated gold and deposited into the precious metals dealer’s unallocated gold account with the Custodian and, until the time that the physical gold to be delivered to a Delivery Applicant is surrendered to the Delivery Service Provider, the Trust may bear some risk of loss to such physical gold held on the Trust’s behalf. During those times, the Trust will have no proprietary rights to any specific bars of gold held by the precious metals dealer, may not have possession of the physical gold held on its behalf by the precious metals dealer and will be an unsecured creditor of a precious metals dealer. In the event the precious metals dealer becomes insolvent or a claim of misconduct is made against the precious metals dealer, the precious metals dealer’s assets might not be adequate to satisfy a claim by the Trust.

A Failure by a Precious Metals Dealer to Exercise Due Care with Respect to the Trust’s Gold Could Result in a Loss to the Trust

For deliveries of gold other than London Bars to Delivery Applicants, the Trust will rely on a precious metals dealer to exchange the Trust’s gold for American Gold Eagle Coins or another form of physical gold and to deliver physical gold to the Delivery Applicant pursuant to the Delivery Application. As a result, a failure by the precious metals dealer to exercise due care in the exchange and delivery of the Trust’s gold could result in a loss to the Trust.

The Trust will be reliant on a precious metals dealer to exchange the Trust’s gold to American Gold Eagle Coins or another form of physical gold in the amount and of the quality specified by the Sponsor in each over-the-counter transaction, and certified by the Sponsor to the Trustee in a confirmation thereof, and to deliver physical gold to the Delivery Applicant pursuant to the instructions in the Delivery Application. Under the Transaction and Shipping Agreement, the precious metals dealer is responsible to the Trust for any deficiency in the amount or quality of physical gold. Although the Transaction and Shipping

Agreement requires the precious metals dealer to maintain insurance to protect the Trust in the event of a loss associated with physical gold, the Trust has no input regarding the amount, validity or adequacy of such insurance. Any failure by the precious metals dealer to exercise due care with respect to the exchange and delivery of physical gold may not be detectable or controllable by the Sponsor or the Trustee and, assuming the Delivery Applicant seeks recourse against the Trust, could result in a loss to the Trust.

The Trust’s Ability to Recover Losses from a Precious Metals Dealer may be Limited

The limited liability of a precious metals dealer under the Transaction and Shipping Agreement with the Sponsor and New York State law may impair the ability of the Trust to recover losses concerning its gold and any recovery may be limited, even in the event of fraud, to the market value of the gold at the time the fraud is discovered.

The liability of the precious metals dealer is limited under the Transaction and Shipping Agreement. Under the Transaction and Shipping Agreement, the precious metals dealer shall exercise the same degree of care and diligence in safeguarding the Trust’s gold as any reasonably prudent person acting as a custodian would exercise in the same circumstances and is liable for losses associated with the failure of physical gold to be in the amount and of the quality specified by the Sponsor in an over-the-counter transaction and for physical loss or destruction of gold that results from fraud, theft, negligence or otherwise and regardless of culpability of the precious metals dealer. However, any such liability is limited to the market value of physical gold held by the precious metals dealer at the time such negligence, fraud or willful default is discovered and is subject to the precious metals dealer honoring its contractual obligations.

Physical Gold May not be Available in the Requested Sizes

There is no guarantee that physical gold will be available in specified sizes, which may result in a Delivery Applicant paying higher or lower Processing fees.

The Trust holds London Bars. To facilitate a Delivery Applicant’s ability to exchange Shares for physical gold, the Sponsor will engage in an over-the-counter transaction with a precious metals dealer to exchange the Trust’s London Bars for physical gold of different specifications. There is no guarantee that, at the time that the Sponsor seeks to exchange the Trust’s London Bars for physical gold of different specifications, that such physical gold will be available. As a result, it may be necessary for a Delivery Applicant to wait for such physical gold to be available. If the precious metals dealer advises the Sponsor that the desired physical gold is not available, the Sponsor will advise the Delivery Applicant. At that time, the Sponsor may offer the Delivery Applicant physical gold that is different from the physical gold specified in the Delivery Application that comprises the same Fine Ounce content. If the Delivery Applicant accepts different physical gold than that specified in the Delivery Application, a new Delivery Application would need to be completed and it may result in higher or lower processing fees. However, it is unlikely that the cash proceeds (i.e., the difference between the value of a Delivery Applicant’s Shares and the value of physical gold to be delivered to the Delivery Applicant) will change because the total Fine Ounce component of the physical gold will not change unless otherwise agreed to by the Delivery Applicant.

Physical Gold Delivered upon Taking Delivery in Exchange for Shares May Need to be Re Assayed

If a Delivery Applicant requests that physical gold be delivered to a destination that is outside the “chain of integrity,” the physical gold may need to be re-assayed, which could result in additional costs for the Delivery Applicant and potential delays in assaying the physical gold.

The Trust’s London Bars are generally accepted by institutional gold dealers without assaying because such London Bars are produced according to strict LBMA specifications and regularly audited to ensure that specifications meet those stated. When traded exclusively among certain institutional gold dealers, London Bars are considered to remain within the “chain of integrity.” By remaining in the chain of integrity, London Bars have historically been available at the lowest transaction costs of any gold bullion because assay costs are minimized. However, a London Bar that leaves the chain of integrity may need to be re-

assayed. In addition to the costs associated with assaying, there may be significant delays in assaying gold, especially during times when gold may be in high demand, due to potential backlogs.

If, upon exchanging Shares for physical gold, a Delivery Applicant requests that the physical gold be delivered from the Custodian to another bank or a vault in the business of holding physical gold for institutional investors, the physical gold may continue to be accepted for trading without being re-assayed while in the custody of that institution.

If a Delivery Applicant instructs that London Bars be delivered to a destination other than an institutional gold dealer, the London Bars delivered to the Delivery Applicant may no longer be deemed part of the chain of integrity. This may make a future sale of such gold more difficult and expensive. In addition, the value of any London Bars that have left the chain of integrity are likely to be at a discount from the spot price of gold.

Physical gold other than London Bars also may need to be re-assayed should they leave the Custodian. One and 10 Ounce Bars may be accepted by some dealers without re-assaying should the bars appear in excellent condition and/or remain in the mint’s original packaging. However, Delivery Applicants should be aware that dealers may charge a fee to re-assay any bar for any reason.

Limited Investor Rights

As an investor, you will not have the rights normally associated with ownership of Shares of other types of investment vehicles. For example, you will have extremely limited voting rights in comparison to those of shareholders in traditional operating companies.

The Trust is a passive investment vehicle with no management and no board of directors. Thus, the Shares are not entitled to the same rights as Shares issued by a corporation operating a business enterprise with management and a board of directors. By acquiring Shares, you are not acquiring the right to elect directors, to vote on certain matters regarding the issuer of your Shares or to take other actions normally associated with the ownership of Shares, such as the right to bring “oppression” or “derivative” actions. You will only have the extremely limited rights described under “Description of the Shares.”

Absence of 1940 Act and Commodity Exchange Act Protections

Investors will not have the protections normally associated with ownership of Shares in an investment company registered under the 1940 Act or the protections afforded by the Commodity Exchange Act.

The Trust is not registered as an investment company under the 1940 Act and is not required to register thereunder. Consequently, investors do not have the regulatory protections provided to investors in investment companies. The Trust will not hold or trade in commodity futures contracts regulated by the Commodity Exchange Act, as administered by the CFTC. Furthermore, the Trust is not a commodity pool for purposes of the Commodity Exchange Act, and the Sponsor is not subject to regulation by the CFTC as a commodity pool operator, or a commodity trading advisor, in connection with the Shares. Therefore, investors will not have the regulatory protections provided to investors in instruments or commodity pools regulated by the Commodity Exchange Act.

Termination and Liquidation May Be Required

The Trust may be required to terminate and liquidate at a time that is disadvantageous to investors.

If the Trust is required to terminate and liquidate, such termination and liquidation could occur at a time that is disadvantageous to investors, such as when gold prices are lower than the gold prices at the time when investors purchased their Shares. In such a case, the Trust’s gold may be sold as part of the Trust’s liquidation and the resulting proceeds distributed to investors will be less than if gold prices were higher at the time of the sale.

The Trust’s Ability to Recover Losses from the Custodian is Limited

The limited liability of the Custodian under the agreement with the Trust and U.K. law may impair the ability of the Trust to recover losses concerning its gold and any recovery may be limited, even in the event of fraud, to the market value of the gold at the time the fraud is discovered.

The liability of the Custodian is limited under the Custody Agreement. Under the agreements between the Trustee and the Custodian that establishes the Trust Unallocated Account and the Trust Allocated Account, the Custodian is liable only for losses that are the direct result of its own negligence, fraud or willful default in the performance of its duties. Any such liability is further limited to the market value of the gold held in the Trust Allocated Account and the Trust Unallocated Account at the time such negligence, fraud or willful default is discovered by the Custodian or notified to the Custodian by the Trustee. In addition, under an unallocated account agreement between the Authorized Participant and the Custodian or, if the Authorized Participant uses another custodian, that custodian, the Custodian or the Authorized Participant’s custodian may not be contractually or otherwise liable for any losses suffered by any Authorized Participant or investor. Moreover, the terms of the Authorized Participant’s unallocated account agreement may have other terms that may limit the recovery of the Authorized Participant’s losses from the Custodian or the Authorized Participant’s custodian.

It May Be Difficult for the Trust to Seek Legal Redress Against the Custodian

Although the relationship between the Custodian and the Trustee concerning the Trust’s allocated gold is expressly governed by U.K. law, a court hearing any legal dispute concerning that arrangement may disregard that choice of law and apply U.S. law, in which case the ability of the Trust to seek legal redress against the Custodian may be frustrated.

The obligations of the Custodian under the Custody Agreement are governed by U.K. law. The Trust is a New York common law trust. Any United States, New York or other court situated in the United States may have difficulty interpreting U.K. law (which, insofar as it relates to custody arrangements, is largely derived from court rulings rather than statute), LBMA rules or the customs and practices in the London custody market. It may be difficult or impossible for the Trust to sue the Custodian in a United States, New York or other court situated in the United States. In addition, it may be difficult, time consuming and/or expensive for the Trust to enforce in a foreign court a judgment rendered by a United States, New York or other court situated in the United States.

Investors Do Not have the Right to Assert a Claim Against the Custodian

Investors and Authorized Participants lack the right under the Custody Agreement to assert claims directly against the Custodian, which significantly limits their options for recourse.

Neither the investors nor any Authorized Participant will have a right under the Custody Agreement to assert a claim of the Trustee against the Custodian. Claims under the Custody Agreement may only be asserted by the Trustee on behalf of the Trust.

A Failure by the Custodian to Exercise Due Care with Respect to Gold Could Result in a Loss to the Trust

The Trust will rely on the Custodian for the safekeeping of essentially all of the Trust’s gold. As a result, failure by the Custodian to exercise due care in the safekeeping of the Trust’s gold could result in a loss to the Trust.

The Trust will be reliant on the Custodian for the safekeeping of essentially all of the Trust’s gold. The Trustee is not liable for the acts or omissions of the Custodian. The Trustee has no obligation to monitor the activities of the Custodian other than to receive and review reports prepared by the Custodian pursuant to the Custody Agreement. In addition, the ability to monitor the performance of the Custodian may be limited because under the Custody Agreement the Trustee and the Sponsor and any accountants or other inspectors selected by the Sponsor have only limited rights to visit the premises of the Custodian for the purpose of examining the Trust’s gold and certain related records maintained by the Custodian. As a result of the above, any failure by the Custodian to exercise due care in the safekeeping of the Trust’s gold may not be detectable or controllable by the Trustee and could result in a loss to the Trust.

The Trust Would Be An Unsecured Creditor of the Custodian in the Event of Insolvency

Gold held in the Trust Unallocated Account and any Authorized Participant’s unallocated account will not be segregated from the Custodian’s assets. If the Custodian becomes insolvent, its assets may not be adequate to satisfy a claim by the Trust or any Authorized Participant.

Gold which is part of a deposit for a purchase order or part of a redemption distribution will be held for a time in the Trust Unallocated Account and, previously or after, in the unallocated gold account of the purchasing Authorized Participant. During those times, the Trust and the Authorized Participant, as the case may be, will have no proprietary rights to any specific bars of gold held by the Custodian and will each be an unsecured creditor of the Custodian with respect to the amount of gold held in such unallocated accounts. In addition, if the Custodian fails to segregate gold held by it on behalf of the Trust, unallocated gold will not be segregated from the Custodian’s assets, and the Trust will be an unsecured creditor of the Custodian with respect to the amount so held in the event of the insolvency of the Custodian. In the event the Custodian becomes insolvent, the Custodian’s assets might not be adequate to satisfy a claim by the Trust or the Authorized Participant for the amount of gold held in their respective unallocated gold accounts.

Baskets May Be Issued for More or Less Gold than Required

In issuing Baskets, the Trustee will rely on certain information received from the Custodian which is subject to confirmation after the Trustee has relied on the information. If such information turns out to be incorrect, Baskets may be issued in exchange for an amount of gold that is more or less than the amount of gold required to be deposited with the Trust.

The Custodian’s definitive records are prepared after the close of its business day. However, when issuing Baskets, the Trustee will rely on information reporting the amount of gold credited to the Trust’s accounts that it receives from the Custodian during the business day and which is subject to correction during the preparation of the Custodian’s definitive records after the close of business. If the information relied upon by the Trustee is incorrect, the amount of gold actually received by the Trust may be more or less than the amount required to be deposited for the issuance of Baskets.

Physical Gold Allocated to the Trust May Not Meet the Standards of a London Bar

Physical gold allocated to the Trust in connection with the creation of a Basket may not meet the standards of a London Bar and, if a Basket is issued against such gold, the Trust may suffer a loss.

Neither the Trustee nor the Custodian independently confirms the fineness of the gold allocated to the Trust in connection with the creation of a Basket. The physical gold allocated to the Trust by the Custodian may be different from the reported fineness or weight required by the LBMA’s standards for gold bars delivered in settlement of a gold trade (i.e., London Bars), the standards required by the Trust. If the Trustee nevertheless issues a Basket against such gold, and if the Custodian fails to credit the Trust the amount of any deficiency, the Trust may suffer a loss.

Value of Gold in Trust Is Limited to the Value of the Fine Ounce Content of Gold

Because gold in the Trust is valued at the price of gold independent of location and type of gold, the value of gold in the Trust is limited to the price of gold multiplied by the Fine Ounce content of the gold.

Gold in the Trust is valued at the price of gold independent of location and type of gold. The price of gold commonly quoted refers to the price of a London Bar in London. Any gold that is not a London Bar located in London may obtain a bid price when offered for sale that deviates from the price of gold. Nonetheless, the Trust values all gold at the price of gold because the Sponsor assumes the cost of conversion of gold. Conversely, in the unlikely event that such a conversion yields a profit, the Sponsor, not the Trust, will keep such profit. As a result, the value of gold in the Trust is limited to the price of gold multiplied by the Fine Ounce content of the gold.

Similarly, when investors exchange their Shares for physical gold other than London Bars, the Shares also are valued at the price of gold for purposes of calculating their Share in the Trust. The Sponsor may recover this conversion cost as part of the Exchange Fee.

Payment of the Sponsor’s Fee in Shares and the Sale of Gold by the Trust May Cause a Decline in the Value of the Shares

The amount of gold represented by each Share will decrease when the Sponsor’s Fee is paid in Shares and when the Trustee sells the Trust’s gold to pay Trust expenses. Without increases in the price of gold sufficient to compensate for that decrease, the price of the Shares will also decline and you will lose money on your investment in Shares.

Although the Sponsor has agreed to assume all organizational and certain ordinary administrative and marketing expenses incurred by the Trust, not all Trust expenses will be assumed by the Sponsor. For example, most taxes and other governmental charges that may be imposed on the Trust’s property will not be paid by the Sponsor. As part of its agreement to assume some of the Trust’s ordinary administrative expenses, the Sponsor has agreed to pay legal fees and expenses of the Trust not in excess of $100,000 per annum. Any legal fees and expenses in excess of that amount will be the responsibility of the Trust.

The Sponsor intends to accept Shares of the Trust for the Sponsor’s Fee and reimbursement of expenses not assumed by the Sponsor. However, the Trust may be subject to certain other liabilities (for example, as a result of litigation) which have not been assumed by the Sponsor. The Trust will sell gold to pay those expenses, unless the Sponsor agrees to pay such expenses out of its own pocket and receive reimbursement from the Trust in the form of Shares.

To the extent the Trust issues additional Shares to pay the Sponsor’s Fee or sells gold to cover expenses or liabilities, the amount of gold represented by each Share will decrease. New deposits of gold, received in exchange for new Shares issued by the Trust, would not reverse this trend. A decrease in the amount of gold represented by each Share results in a decrease in the price of a Share even if the price of gold has not changed. To retain the Share’s original price, the price of gold would have to increase. Without that increase, the lesser amount of gold represented by the Share will have a correspondingly lower price. If these increases do not occur, or are not sufficient to counter the lesser amount of gold represented by each Share, you will sustain losses on your investment in Shares. For example, assuming the Trust has not incurred fees or expenses in excess of the amount the Sponsor has agreed to bear and the Shares trade at the same price as the Trust’s NAV, the price of the gold represented by your Shares would need to increase by the amount of the Sponsor’s Fee between the date of your purchase and one year later so that your Shares would have the same value on both dates, not including any transaction costs you may incur to purchase your Shares. The Sponsor’s Fee is currently 0.40% of the NAV of the Trust. The value of your investment also may decline if the price of the Shares is negatively affected by the Sponsor’s sale in the open market of the Shares that the Sponsor has received from the Trust as payment of the Sponsor’s Fee.

Any Indemnification that the Trust is Required to Pay May Adversely Affect the Value of the Shares

The value of the Shares will be adversely affected if the Trust is required to indemnify the Sponsor, the Trustee or the Custodian as contemplated in the Trust Agreement and the Custody Agreement.

Under the Trust Agreement, each of the Sponsor and the Trustee has a right to be indemnified from the Trust for any liability or expense it incurs without gross negligence, bad faith or willful misconduct on its part. Similarly, the Custody Agreement provides for indemnification of the Custodian by the Trust under certain circumstances. That means that it may be necessary to sell assets of the Trust to cover losses or liability suffered by the Sponsor, the Trustee or the Custodian. Any sale of that kind would reduce the NAV of the Trust and the value of the Shares.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Not applicable.

Item 3. Legal Proceedings

None.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a)

The Trust was formed on May 6, 2014 (the “Date of Inception”) following an initial deposit of gold. The Trust’s Shares have been listed on the NYSE Arca under the symbol OUNZ since May 16, 2014. The following tables set out the range of high and low closing prices for the Shares as reported for NYSE Arca transactions for each of the quarters during the fiscal year ended January 31, 2015:

Fiscal Year Ended January 31, 2015:

	High	Low
Second Quarter*	$13.37	$12.43
Third Quarter	13.12	11.70
Fourth Quarter	13.00	11.40
_____________________
*From May 16, 2014 until July 31, 2014.

(b)

Not applicable.

(c)

Although the Trust does not purchase Shares directly from its investors in connection with Delivery Applications or the redemption of Baskets, the Trust redeemed Shares as follows during the year ended January 31, 2015:

Period	Total Shares Redeemed	Average Ounces of Gold Per Share
Second Quarter*	5,406	0.009993
Third Quarter	50,000	0.009991
Fourth Quarter	4,515	0.009974
_____________________
*From May 16, 2014 until July 31, 2014.

Item 6. Selected Financial Data

The following selected financial data for the reporting periods should be read in conjunction with the Trust’s financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”  Dollar amounts in 000’s, except for Share and per Share data.

(Amounts in 000’s of US$, except for Share and per Share Data)	January 31, 2015

Net assets	$64,750,583
Net investment loss	(154,685)
Net realized gain from gold bullion	5,978
Net change in unrealized appreciation (depreciation) on investment gold bullion	(1,188,296)
Net investment loss per Share	(0.04)
Net realized and unrealized gain (loss) from gold bullion per Share	(0.45)

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This information should be read together with the financial statements and notes to the financial statements included in this Report. The discussion and analysis that follows may contain forward-looking statements, such as those that relate to future events or future performance. In some cases, such forward-looking statements can be identified by terminology such as “may,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or the negative of these terms or other comparable terminology. Neither the Sponsor, nor any other person assumes responsibility for the accuracy or completeness of forward-looking statements. Except as required by applicable law, neither the Trust nor the Sponsor is under a duty to update any of the forward-looking statements to conform such statements to actual results or to a change in the Sponsor’s expectations or predictions.

Introduction.

The Trust is an investment trust formed on May 6, 2014 under New York law pursuant to a depository trust agreement. After consideration of Financial Accounting Standards Topic 946, the Sponsor has concluded the Trust meets the fundamental characteristics of an investment company. In addition, while the Trust does not currently possess all of the typical characteristics of an investment company, it believes its activities are consistent with those of an investment company and will therefore apply the guidance in Financial Accounting Standards Topic 946, including disclosure of the financial support contractually required to be provided by an investment company to any of its investees. The Sponsor is responsible for, among other things, overseeing the performance of the Trustee and the Trust’s principal service providers, including the preparation of financial statements. The Trustee is responsible for the day-to-day administration of the Trust.
The Initial Purchaser contributed 1,000 Ounces of gold in exchange for 100,000 Shares on May 6, 2014. At contribution, the value of the gold deposited with the Trust was based on the price of an Ounce of gold of $1,306.25.  The Initial Purchaser is not affiliated with the Sponsor or the Trustee.
The Trust’s primary objective is to provide investors with an opportunity to invest in gold through the Shares and be able to take delivery of physical gold in exchange for their Shares.  The Trust’s secondary objective is for the Shares to reflect the performance of the price of gold less the expenses of the Trust’s operations.  The Trust is not actively managed.
The fiscal year end of the Trust is January 31st.

Shares of the Trust trade on the NYSE Arca under the symbol “OUNZ.”

Investing in the Shares does not insulate the investor from certain risks, including price volatility. The following table illustrates the movement in the NAV of the Shares against the corresponding gold price (per 1/100 of an oz. of gold) since inception:

NAV per Share vs. 1/100th Gold Fix from the Date of Inception to January 31, 2015
The divergence of the NAV per Share from the gold price over time reflects the cumulative effect of the Trust expenses that arise if an investment had been held since inception.

Significant Accounting Policies

In preparing financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”), management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amount of revenue and expenses reported during the period. Actual results could differ from these estimates.

The following is a summary of significant accounting policies followed by the Trust.  Please refer to Note 2 to the Financial Statements for further discussion of our accounting policies.
Valuation of Gold

Various inputs are used in determining the value of the Trust’s investment. These inputs are summarized in three broad levels. Level 1 includes quoted prices in active markets for identical securities. Level 2 includes other significant observable inputs (including quoted prices for similar securities, interest rates, prepayment speeds and credit risk). Level 3 includes significant unobservable inputs (including the Trust’s own assumptions in determining the fair value of investments).
London Gold Delivery Bars are held by the Custodian, on behalf of the Trust, at the London, United Kingdom vaulting premises. All gold is valued based on its Fine Ounce content, calculated by multiplying the weight of gold by its purity; the same methodology is applied independent of the type of gold held by the Trust;

similarly, the value of up to 430 Fine Ounces of unallocated gold the Trust may hold is calculated by multiplying the number of Fine Ounces with the price of gold determined by the Trustee as follows.  The Trustee values the gold held by the Trust on the basis of the price of a Fine Ounce as set by the afternoon session of the twice daily fix of the price of a Fine Ounce which starts at 3:00 PM (London, England time) and is performed by the five members of the London gold fix and is therefore classified as Level 1. There were no transfers between levels during the period.

On March 20, 2015, the LBMA Gold Price, which is determined twice daily by the ICE Benchmark Administration as an independent third-party administrator, replaced the London Gold Fix. As a result, the Sponsor now uses the LBMA Gold Price to determine the net asset value of the Trust. All other valuation mechanics remain unchanged.

	Ounces	Fair Value

Beginning balance as of May 6, 2014	1,000	$1,306,250
Gold bullion contributed	50,978	65,404,328
Gold bullion distributed	(599)	(777,674)
Change in unrealized depreciation	—	(1,188,296)
Realized gain from gold distributed from in-kind	—	5,978
Ending balance as of January 31, 2015	51,379	$64,750,586

Under the Custody Agreement, the Trustee, the Sponsor and the Sponsor’s auditors and inspectors may visit the premises of the Custodian for the purpose of examining the Trust’s gold and certain related records maintained by the Custodian.

Shareholder Ownership

Merk Hard Currency Fund owned a market value of $38,074,016, which equates to 58.80% ownership in the Trust at January 31, 2015. The Sponsor acts as investment advisor to the Merk Hard Currency Fund.

The Sponsor has exercised its right to visit the Custodian, in order to examine the gold and the records maintained by the Custodian. The inspection held as of February 2, 2015 by Inspectorate International Limited, a leading commodity inspection and testing company, confirmed that the Custodian’s records of gold held in the vault were accurate.

Liquidity

The Trust is not aware of any trends, demands, conditions or events that are reasonably likely to result in material changes to its liquidity needs. In exchange for a fee (the “Sponsor’s Fee”), the Sponsor has agreed to assume most of the expenses incurred by the Trust. As a result, the only expense of the Trust during the period covered by this report was the Sponsor’s Fee. The Trustee will not sell gold to pay the Sponsor’s Fee but will pay the Sponsor’s Fee through Share creation. At January 31, 2015, the Trust did not have any cash balances.

Review of Financial Results

The NAV of the Trust is obtained by subtracting the Trust’s expenses and liabilities on any day from the value of the gold owned by the Trust on that day; the NAV per Share is obtained by dividing the NAV of the Trust on a given day by the number of Shares outstanding on that day.

The Trust’s NAV increased from $1,306,250 on May 6, 2014 to $64,750,583 on January 31, 2015, a 4,857% increase for the fiscal year. The increase in the Trust’s NAV resulted primarily from an increase in the number of Shares issued during the period, which rose from 100,000 Shares on May 6, 2014 to 5,152,630 Shares on January 31, 2015, a result of 5,052,630 additional Shares being added for the year.

NAV per Share decreased 3.75% from $13.06 on May 6, 2014 to $12.57 on January 31, 2015. The Trust’s NAV per Share fell slightly more than the price per ounce of gold on a percentage basis due to the Sponsor’s Fee, which was $154,685 for the year, or 0.40% of the Trust’s assets on an annualized basis.

The NAV per Share of $13.39 on July 10, 2014 was the highest during the year, compared with a low of $11.40 on November 5, 2014.

Net decrease in net assets resulting from operations for the year ended January 31, 2015 was $1,188,296, resulting from a net gain of $5,978 from gold bullion distributed for redemptions offset by an unrealized loss on gold of $1,182,318 and Sponsor’s Fee of $154,685. Other than the Sponsor’s Fee, the Trust had no expenses during the year ended January 31, 2015.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 8. Financial Statements

Merk Gold Trust
Quarterly Statements of Operations
For the period ended January 31, 2015

	(unaudited)
	For the period May 6, 2014* to July 31, 2014	Three Months ended October 31, 2014	Three Months ended January 31, 2015	For the period May 6, 2014* to January 31, 2015

EXPENSES
Sponsor's fees	$37,406	$57,544	$59,735	$154,685
Total expenses	37,406	57,544	59,735	154,685

Net Investment loss	(37,406)	(57,544)	(59,735)	(154,685)

Net Realized and Unrealized Gain (Loss)
Net realized gain from gold bullion distributed for redemptions	636	7,840	(2,498)	5,978
Net change in unrealized appreciation (depreciation) on investment in gold bullion	(186,587)	(5,739,065)	4,737,356	(1,188,296)
Net realized and unrealized gain (loss) from operations	(185,951)	(5,731,225)	4,734,858	(1,182,318)

Net Increase (Decrease) in Net Assets resulting from operations	$(223,357)	$(5,788,769)	$4,675,123	$(1,337,003)
 _______________________
*Commencement of operations

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There have been no changes in accountants and no disagreements with accountants during the year ended January 31, 2015.

Item 9A. Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

The Trust maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the principal executive officer and principal financial officer of the Sponsor, who performs functions similar to those a principal executive officer and principal financial officer of the Trust would perform if the Trust had officers, to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of the principal executive officer and then serving principal financial officer of the Sponsor, the Sponsor conducted an evaluation of the Trust’s disclosure controls and procedures, as defined under Exchange Act Rule 13a-15(e), as of January 31, 2015. Based on this evaluation, the principal executive officer and then serving principal financial officer of the Sponsor concluded that the Trust’s disclosure controls and procedures were effective as of January 31, 2015.

Management’s Report on Internal Control over Financial Reporting

The Sponsor’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined under Exchange Act Rules 13a-15(f) and 15d-15(f). The Trust’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Internal control over financial reporting includes those policies and procedures that:

(1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the Trust’s assets;

(2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP and that the Trust’s receipts and expenditures are being made only in accordance with appropriate authorizations; and
(3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Trust’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become ineffective because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The principal executive officer and then serving principal financial officer of the Sponsor assessed the effectiveness of the Trust’s internal control over financial reporting as of January 31, 2015. In making this assessment, they used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013). Their assessment included an evaluation of the design of the Trust’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Based on their assessment and those criteria, the principal executive officer and then serving principal financial officer of the Sponsor concluded that the Trust maintained effective internal control over financial reporting as of January 31, 2015.

There have been no changes in the Trust’s internal control over financial reporting that occurred during the Trust’s recently completed fiscal quarter ended January 31, 2015 that have materially affected, or are reasonably likely to materially affect, the Trust’s internal control over financial reporting.

Item 9B. Other Information

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The Trust has no directors or executive officers. The biography of the President and Chief Investment Officer of the Sponsor is set out below:

Axel Merk – President and Chief Investment Officer

Mr. Merk is the founder of the Sponsor and has served as President, Chief Investment Officer and Manager of the Sponsor since its inception in December 2000. Mr. Merk oversees and directs the Sponsor’s business and operations, including its fulfillment of its obligations to the Trust. Mr. Merk founded Merk Investments AG in 1994, and served as Chief Investment Officer from 1994 to 2001, during which time he provided investment advisory services. In October 2001, Merk Investments AG transferred its advisory functions to the Sponsor, where Mr. Merk continues to provide advisory services and, since 2005, manages a family of currency mutual funds. Mr. Merk earned a B.A. in Economics (magna cum laude) and a M. Sc. in Computer Science from Brown University in 1991 and 1992, respectively. Mr. Merk is 45 years old.

Item 11. Executive Compensation

The Trust does not have directors or executive officers. The only ordinary expense paid by the Trust is the Sponsor’s Fee.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters Security Ownership of Certain Beneficial Owners

Name and Address of Beneficial Owners(1)	Amount and Nature of Shares Beneficially Owned
	Number	Percentage
Merk Investments LLC; Merk Hard Currency Fund	3,030,712	58.8%

(1)	Beneficial ownership is as of January 31, 2015. Of the 3,030,712 shares being reported on, 912 shares (the “Sponsor Shares”) are held by Merk Investments LLC (the “Sponsor”) and the remaining 3,029,800 shares (the “Fund Shares”) are held by the Merk Hard Currency Fund (the “Fund”). The Sponsor holds sole voting and sole dispositive power over the Sponsor Shares. The Fund and the Sponsor, as investment advisor and manager of the Fund, share voting power over the Fund Shares. The Sponsor, as investment advisor and manager of the Fund, holds sole dispositive power over the Fund Shares. The Sponsor and the Fund disclaim beneficial ownership of the Fund Shares. The Sponsor’s address is 555 Bryant St #455, Palo Alto, California 94301, and the Fund’s address is P.O. Box 558, Portland, Maine 04112. For additional information regarding the beneficial ownership of Sponsor and the Fund, please see Schedule 13G filed with the SEC on April 16, 2015.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Not applicable.

Item 14. Principal Accounting Fees and Services.

Not applicable.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)(1)  Financial Statements

See Index to Financial Statements on Page F-1 for a list of the financial statements being filed herein.

(a)(2)  Financial Statement Schedules

Schedules have been omitted since they are either not required, not applicable, or the information has otherwise been included.

(a)(3)  Exhibits

Exhibit No.	Exhibit Description
4.1
Form of Depositary Trust Agreement between Merk Investments LLC, as sponsor, and The Bank of New York Mellon, as trustee (incorporated by reference to Exhibit 4.1 filed with Registration Statement No. 333-180868 on April 15, 2014)

4.2	Form of Authorized Participant Agreement (incorporated by reference to Exhibit 4.2 filed with Registration Statement No. 333-180868 on March 20, 2014)
4.3	Form of Certificate of Shares of the Trust (included as Exhibit A to the Depositary Trust Agreement)
10.1
Allocated Account Agreement between JPMorgan Chase Bank, N.A., as custodian, and The Bank of New York Mellon, solely in its capacity as trustee of the Merk Gold Trust, dated May 6, 2014 (incorporated by reference to Exhibit 10.1 filed with Registration Statement No. 333-180868 on May 7, 2014)

10.2	Unallocated Account Agreement between JPMorgan Chase Bank, N.A., as custodian, and
The Bank of New York Mellon, solely in its capacity as trustee of the Merk Gold Trust, dated May 6, 2014 (incorporated by reference to Exhibit 10.2 filed with Registration Statement No. 333-180868 on May 7, 2014)
10.3
Transaction and Shipping Agreement by and between Merk Investments LLC, as sponsor of the Merk Gold Trust, and Coins ‘N Things Inc., dated May 2, 2014 (incorporated by reference to Exhibit 10.4 filed with Registration Statement No. 333-180868 on May 7, 2014)

31.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification by Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Taxonomy Extension Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Presentation Extension Linkbase Document*
_____________________________
* Pursuant to Rule 406T of Regulation S-T, the XBRL-related information in Exhibit 101 to this Annual Report on Form 10-K shall be deemed to be “furnished” and not “filed.”

MERK GOLD TRUST
FINANCIAL STATEMENTS AS OF JANUARY 31, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Sponsor, Trustee and the Shareholders of Merk Gold Trust

We have audited the accompanying statement of assets and liabilities of Merk Gold Trust (the “Trust”), including the schedule of investment, as of January 31, 2015, and the related statement of operations, the statement of changes in net assets and the financial highlights for the period May 6, 2104 (Commencement of Operations) through January 31, 2015.  These financial statements and financial highlights are the responsibility of the Sponsor’s management.  Our responsibility is to express an opinion on these financial statements and financial highlights based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and financial highlights are free of material misstatement.  The Trust is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Trust’s internal control over financial reporting. Accordingly, we express no such opinion. An also audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements and financial highlights referred to above present fairly, in all material respects, the financial position of Merk Gold Trust as of January 31, 2015, and the results of its operations, the changes in its net assets and its financial highlights for the period then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ BBD, LLP
BBD, LLP

Philadelphia, Pennsylvania
April 24, 2015

Merk Gold Trust
Statement of Assets and Liabilities
At January 31, 2015

Assets
Investments in gold bullion (cost $ 65,938,882)	$64,750,586
Receivable from capital shares sold	20,597
Total Assets	64,771,183

Liabilities
Sponsor's fee payable	20,600
Total Liabilities	20,600

Net Assets	$64,750,583

Net Assets Consists of:
Paid-in-capital	$66,087,586
Accumulated net investment loss	(154,685)
Accumulated net realized gain	5,978
Unrealized appreciation (depreciation) on investment in gold bullion	(1,188,296)
$64,750,583

Shares issued and outstanding (no par value)	5,152,630
Net asset value per share	$12.57

See notes to financial statements.

Merk Gold Trust
Statement of Operations
For the period May 6, 2014* to January 31, 2015

Expenses
Sponsor's fee	$154,685
Total expenses	154,685

Net investment loss	(154,685)

Net Realized and Unrealized Gain (Loss)
Net realized gain from gold bullion distributed for redemptions	5,978
Net change in unrealized appreciation (depreciation) on investment in gold bullion	(1,188,296)
Net realized and unrealized loss from operations	(1,182,318)

Net Decrease in Net Assets resulting from operations	$(1,337,003)

* Commencement of operations.

See notes to financial statements.

Merk Gold Trust
Statement of Changes in Net Assets
For the period May 6, 2014* to January 31, 2015

Net Assets – beginning of period	$1,306,250
Creations	65,559,010
Redemptions	(777,674)
Net investment loss	(154,685)
Net realized gain from gold bullion distributed for redemptions	5,978
Net change in unrealized appreciation (depreciation) on investment in gold bullion	(1,188,296)
Net Assets – end of period	$64,750,583

* Commencement of operations.

See notes to financial statements.

Merk Gold Trust
Financial Highlights
For the period May 6, 2014* to January 31, 2015
Per Share Performance (for a share outstanding throughout the entire period)

Net asset value per share, beginning of period	$13.06

Net investment loss(a)	(0.04)
Net realized and unrealized gain (loss) on investment in gold bullion	(0.45)
Net change in net assets from operations	(0.49)
Net asset value per share, end of period	$12.57

Total return, at net asset value(b)	(3.75)%

Ratio to average net assets:
Net investment loss(c)	(0.40)%
Expenses(c)	0.40%)

*	Commencement of operations.
(a)	Calculated using average shares outstanding
(b)	Not annualized
(c)	Annualized

See notes to financial statements.

Merk Gold Trust

Schedule of Investment
January 31, 2015

Description	Fine Ounces	Cost	Fair Value	% of Net Assets
Gold Bullion	51,379	$65,938,882	$64,750,586	100.0%

See notes to financial statements.

Merk Gold Trust
Notes to Financial Statements

1. ORGANIZATION
The Merk Gold Trust (the “Trust”) is an investment trust formed on May 6, 2014 under New York law pursuant to a depository trust agreement. After consideration of Financial Accounting Standards Topic 946, Merk Investments LLC (the “Sponsor”) has concluded the Trust meets the fundamental characteristics of an investment company. In addition, while the Trust does not currently possess all of the typical characteristics of an investment company, it believes its activities are consistent with those of an investment company and will therefore apply the guidance in Financial Accounting Standards Topic 946, including disclosure of the financial support contractually required to be provided by an investment company to any of its investees. The Sponsor is responsible for, among other things, overseeing the performance of The Bank of New York Mellon (the “Trustee”) and the Trust’s principal service providers, including the preparation of financial statements. The Trustee is responsible for the day-to-day administration of the Trust.
Virtu Financial, also known as the Lead Market Maker, was the Initial Purchaser and contributed 1,000 ounces of Gold in exchange for 100,000 shares on May 6, 2014. At contribution, the value of the gold deposited with the Trust was based on the price of an ounce of Gold of $1,306.25.  The Initial Purchaser is not affiliated with the Sponsor or the Trustee.
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
2. SIGNIFICANT ACCOUNTING POLICIES
In preparing financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”), management makes estimates and assumptions that affect the reported amounts of assets, liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, as well as the reported amount of revenue and expenses reported during the period. Actual results could differ from these estimates.

The accompanying audited financial statements were prepared in accordance with GAAP and with the instructions for the Form 10-K. In the opinion of the Trust’s management, all adjustments (which consists of normal recurring adjustments) necessary to present fairly the financial position and the results of operations as of and for the period May 6, 2014 to January  31, 2015 have been made.

The following is a summary of significant accounting policies followed by the Trust.
2.1. Valuation of Gold
FASB Accounting Standards Codification 820, “Fair Value Measurements and Disclosures” (“ASC 820”), provides a single definition of fair value, a hierarchy for measuring fair value and expanded disclosures about fair value adjustments.

Various inputs are used in determining the fair value of the Trust’s assets or liabilities. These inputs are categorized into three broad levels. Level 1 includes unadjusted prices in active markets for identical assets or liabilities. Level 2 includes other significant observable market based inputs (including prices for similar securities, interest rates, prepayment speed, and credit risk). Level 3 includes unobservable inputs, which may include management’s own assumptions in determining the fair value of investments. The Trust does not hold any derivative instruments, and its assets only consist of allocated gold bullion and gold receivable; representing gold covered by contractually binding orders for the creation of Shares where the gold has not yet been transferred to the Trust’s account and, from time to time, cash, which is used to pay expenses.
The following table summarizes the inputs used as of January 31, 2015 in determining the Trust’s investments at fair value for purposes of ASC 820:
	Level 1	Level 2	Level 3
Investment in Gold	$64,750,586	$-	$-
Total	$64,750,586	$-	$-

London Gold Delivery Bars are held by JPMorgan Chase Bank, N.A. (the “Custodian”), on behalf of the Trust, at the London, United Kingdom vaulting premises. All gold is valued based on its Fine Ounce content, calculated by multiplying the weight of gold by its purity; the same methodology is applied independent of the type of gold held by the Trust; similarly, the value of up to 430 Fine Ounces of unallocated gold the Trust may hold is calculated by multiplying the number of Fine Ounces with the price of gold determined by the Trustee as follows.  The Trustee values the gold held by the Trust on the basis of the price of a Fine Ounce as set by the afternoon session of the twice daily fix of the price of a Fine Ounce which starts at 3:00 PM London, England time and is performed by the five members of the London gold fix and is therefore classified as Level 1. There were no transfers between levels during the period.
On each business day, as soon as practicable after 4:00pm (New York time), the net asset value of the trust is obtained by subtracting all accrued fees, expenses and other liabilities of the Trust from the fair value of the gold held by the Trust and other assets of the Trust. The result is the net asset value of the Trust. The Trustee computes the net asset value per Share by dividing the net assets of the Trust by the number of the shares outstanding on the date the computation is made.
2.2. Expenses
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
2.3. Creations & Redemptions of Shares
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
Delivery Applicants
In exchange for its shares and payment of a processing fee, a Delivery Applicant will be entitled to one or more bars or coins of physical gold having approximately the total Fine Ounces represented by the shares on the day on which the Delivery Applicant’s broker-dealer submits his or her shares to the Trust in exchange for physical gold (“Share Submission Day”).  As it is unlikely that the total Fine Ounces of physical gold will exactly correspond to the Fine Ounces represented by a specific number of shares, a Delivery Applicant will likely receive some cash representing the net sale proceeds of any excess Fine Ounces (the “Cash Proceeds”). To minimize the Cash Proceeds of any exchange, the delivery application requires that the number of shares submitted closely correspond in Fine Ounces to the Fine Ounces of physical gold that is held or that is to be acquired by the Trust for which the delivery is sought. Share submissions are processed in the order approved.
Changes in the shares for the period ending January 31, 2015 are as follows:
	Shares	Amount

Shares, beginning of period at May 6, 2014	100,000	$1,306,250

Shares issued	5,112,551	65,559,010

Shares redeemed	(59,921)	(777,674)

Net increase	5,152,630	$66,087,586

2.4. Income Taxes
The Trust is treated as a “grantor trust” for US federal tax purposes. As a result, the Trust itself is not subject to US federal income tax. Instead, the Trust's income and expenses “flow through” to the shareholders and the Trustee reports the Trust's income, gains, losses and deductions to the Internal Revenue Service on that basis.
The Sponsor has evaluated whether or not there are uncertain tax positions that require financial statement recognition and has determined that no reserves for uncertain tax positions are required as of January 31, 2015.
2.5. Revenue Recognition Policy
A gain or loss is recognized based on the difference between the selling price and the average cost method of the gold sold on a trade date basis.
3. INVESTMENT IN GOLD
The following represents the changes in ounces of gold and the respective fair value at January 31, 2015:
	Ounces	Fair Value

Beginning balance as of May 6, 2014	1,000	$1,306,250
Gold bullion contributed	50,978	65,404,328
Gold bullion distributed	(599)	(777,674)
Change in unrealized depreciation	—	(1,188,296
Realized gain from gold distributed from in-kind	—	5,978

Ending balance as of January 31, 2015	51,379	$64,750,586
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
5. SHAREHOLDER OWNERSHIP
Merk Hard Currency Fund owned a market value of $38,074,016 which equates to 58.80% ownership in the Trust at January 31, 2015. The Sponsor acts as investment advisor to the Merk Hard Currency Fund.

6. CONCENTRATION OF RISK
The Trust’s sole business activity is the investment in Gold bullion. Several factors could affect the price of gold: (i) global gold supply and demand, which is influenced by such factors as forward selling by gold producers, purchases made by gold producers to unwind gold hedge positions, central bank purchases and sales, and production and cost levels in major gold-producing countries; (ii) investors’ expectations with respect to the rate of inflation; (iii) currency exchange rates; (iv) interest rates; (v) investment and trading activities of hedge funds and commodity funds; and (vi) global or regional political, economic or financial events and situations. In addition, there is no assurance that gold will maintain its long-term value in terms of purchasing power in the future. In the event that the price of gold declines, the Sponsor expects the value of an investment in the shares to decline proportionately. Each of these events could have a material adverse effect on the Trust’s financial position and results of operations.

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

* * *

This report is submitted for the general information of the shareholders. It is not authorized for distribution to prospective investors unless preceded or accompanied by an effective prospectus, which includes information regarding the Trust’s risks, objectives, fees and expenses and other information.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned in its capacities* thereunto duly authorized.

MERK INVESTMENTS LLC
Sponsor of the Merk Gold Trust

Date: April 29, 2015	/s/ Axel Merk
Axel Merk
President and Chief Investment Officer
(Principal Executive Officer and Principal Financial Officer)

* The Registrant is a trust and the persons are signing in their capacities as officers of Merk Investments LLC, the Sponsor of the Registrant.

S-1