Form 10-Q
period 2015-04-30
Merk Gold Trust
filed 2015-06-15
CIK 1546652

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________
FORM 10-Q
_______________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2015 OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________
Commission file number: 001-36459
MERK GOLD TRUST

(Exact name of Registrant as specified in its charter)
New York	46-6582016
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

c/o Merk Investments LLC
555 Bryant St #455
Palo Alto, California 94301
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
Yes  ☐     No  ☒
As of April 30, 2015, the issuer had 5,107,796 shares outstanding.

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

ii

MERK GOLD TRUST
PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements (Unaudited)
Statement of Assets and Liabilities
At April 30, 2015

	April 30, 2015 (unaudited)	January 31, 2015
Assets
Investments in gold bullion (cost: April 30, 2015: $ 65,155,193; January 31, 2015: $ 65,938,882)	$60,053,590	$64,750,586
Receivable from capital shares sold	—	20,597
Total Assets	60,053,590	64,771,183

Liabilities
Sponsor’s fee payable	7	20,600
Total Liabilities	7	20,600

Net Assets	$60,053,583	$64,750,583

Net Assets Consists of:
Paid-in-capital	$65,586,916	$66,087,586
Accumulated net investment (loss)	(216,134)	(154,685)
Accumulated net realized gain (loss)	(215,596)	5,978
Unrealized appreciation (depreciation) on investment in gold bullion	(5,101,603)	(1,188,296)
	$60,053,583	$64,750,583

Shares issued and outstanding (no par value; unlimited shares authorized)	5,107,796	5,152,630
Net asset value per share	$11.76	$12.57

See notes to unaudited financial statements.

MERK GOLD TRUST
Statement of Operations

	For the three months ended April 30, 2015 (unaudited)	For the period May 6, 2014* to January 31, 2015
Expenses
Sponsor’s fees	$61,449	$154,685
Total expenses	61,449	154,685
Net Investment loss	(61,449)	(154,685)

Net Realized and Unrealized Gain (Loss)
Net realized gain (loss) from gold bullion distributed for redemptions	(221,574)	5,978
Net change in unrealized appreciation (depreciation) on investment in gold bullion	(3,913,307)	(1,88,296)
Net realized and unrealized gain (loss) from operations	(4,134,881)	(1,182,318

Net Increase (Decrease) in Net Assets resulting from operations	$(4,196,330)	$(1,337,003)

*Commencement of Operations

See notes to unaudited financial statements.

MERK GOLD TRUST

Statement of Changes in Net Assets

	Three months ended April 30, 2015 (unaudited)	For the period May 6, 2014* to January 31, 2015

Net Assets - beginning of period	$64,750,583	$1,306,250
Creations	3,108,226	65,559,010
Redemptions	(3,608,896)	(777,674)
Net Investment loss	(61,449)	(154,685)
Net realized gain (loss) from gold bullion distributed for redemptions	(221,574)	5,978
Net change in unrealized appreciation (depreciation) on investment in gold bullion	(3,913,307)	(1,188,296)
Net Assets - end of period	$60,053,583	$64,750,583

* Commencement of operations.
See notes to unaudited financial statements.

MERK GOLD TRUST
Financial Highlights
Per Share Performance (for a share outstanding through each period)

	Three months ended April 30, 2015 (unaudited)	For the period May 6, 2014* to January 31, 2015

Net asset value per share, beginning of period	$12.57	$13.06

Net investment gain (loss) (a)	(0.01)	(0.04)
Net realized and unrealized gain (loss) on investment in gold bullion	(0.80)	(0.45)
Net change in net assets resulting from operations	(0.81)	(0.49)
Net asset value per Share, end of period	$11.76	$12.57

Total return, at net asset value (b)	(6.44)%	(3.75)%

Ratios to average net assets: (c)
Net investment loss	(0.40)%	(0.40)%
Expenses	0.40%	0.40%

* Commencement of operations.
(a) Calculated using average shares outstanding
(b) Not annualized
(c) Annualized
See notes to unaudited financial statements.

MERK GOLD TRUST
Schedule of Investment

April 30, 2015
	Fine Ounces	Cost	Fair Value	% of Net Assets
Gold Bullion	50,882	$65,155,193	$60,053,590	100.00%
Total Investments		$65,155,193	$60,053,590	100.00%
Liabilities in excess of other assets			(7)	0.00%	(a)
Net Assets			$60,053,583	100.00%

(a)   Amount is less than 0.005%

See notes to unaudited financial statements.

January 31, 2015
	Fine Ounces	Cost	Fair Value	% of Net Assets
Gold Bullion	51,379	$65,938,882	$64,750,586	100.00%
Total Investments		$65,938,882	$64,750,586	100.00%
Liabilities in excess of other assets			(3)	0.00	%(a)
Net Assets			$64,750,583	100.00%

(a)  Amount is less than 0.005%

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

These financial statements should be read in conjunction with the financial statements and notes thereto included in the Trust’s Annual Report on Form 10-K for the fiscal year ended January 31, 2015.

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

The accompanying audited and unaudited financial statements were prepared in accordance with GAAP and with the instructions for the Form 10-K. In the opinion of the Trust’s management, all adjustments (which consists of normal recurring adjustments) necessary to present fairly the financial position and the results of operations as of and for the period May 6, 2014 to April 30, 2015 have been made.

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

MERK GOLD TRUST
Notes to Financial Statements
assets only consist of allocated gold bullion and gold receivable; representing gold covered by contractually binding orders for the creation of Shares where the gold has not yet been transferred to the Trust’s account and, from time to time, cash, which is used to pay expenses.

The following table summarizes the inputs used as of April 30, 2015 in determining the Trust’s investments at fair value for purposes of ASC 820:

	Level 1	Level 2	Level 3
Investment in Gold	$60,053,590	$-	$-
Total	$60,053,590	$-	$-

The following table summarizes the inputs used as of January 31, 2015 in determining the Trust’s investments at fair value for purposes of ASC 820:

	Level 1	Level 2	Level 3
Investment in Gold	$64,750,586	$-	$-
Total	$64,750,586	$-	$-

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

MERK GOLD TRUST
Notes to Financial Statements
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

Changes in the shares for the period ending April 30, 2015 are as follows:

	Shares	Amount

Shares, beginning of period at January 31, 2015	5,152,630	$66,087,586
Shares issued	255,166	3,108,226
Shares redeemed	(300,000)	(3,608,896)
Shares, end of period at April 30, 2015	5,107,796	$$65,586,916

MERK GOLD TRUST
Notes to Financial Statements
Changes in the shares for the period ending January 31, 2015 are as follows:

	Shares	Amount

Shares, beginning of period at May 6, 2014	100,000	$1,306,250
Shares issued	5,112,551	65,559,010
Shares redeemed	(59,921)	(777,674)
Shares, end of period at January 31, 2015	5,152,630	$66,087,586

2.4. Income Taxes

The Trust is treated as a “grantor trust” for US federal tax purposes. As a result, the Trust itself is not subject to US federal income tax. Instead, the Trust’s income and expenses “flow through” to the shareholders and the Trustee reports the Trust’s income, gains, losses and deductions to the Internal Revenue Service on that basis.

The Sponsor has evaluated whether or not there are uncertain tax positions that require financial statement recognition and has determined that no reserves for uncertain tax positions are required as of April 30, 2015.

2.5. Revenue Recognition Policy

A gain or loss is recognized based on the difference between the selling price and the average cost method of the gold sold on a trade date basis.

3. INVESTMENT IN GOLD

The following represents the changes in ounces of gold and the respective fair value at April 30, 2015:

	Ounces	Fair Value

Beginning balance as of January 31, 2015	51,379	$64,750,586
Gold bullion contributed	2,492	3,046,781
Gold bullion distributed	(2,989)	(3,608,896)
Change in unrealized depreciation	—	(3,913,307)
Realized gain from gold distributed from in-kind	—	(221,574)
Ending balance as of April 30, 2015	50,882	$60,053,590

The following represents the changes in ounces of gold and the respective fair value at January 31, 2015:

	Ounces	Fair Value

Beginning balance as of January 31, 2015	1,000	$1,306,250
Gold bullion contributed	50,978	65,404,328
Gold bullion distributed	(599)	(777,674)
Change in unrealized depreciation	—	(1,188,296))
Realized gain from gold distributed from in-kind	—	5,978
Ending balance as of April 30, 2015	51,379	$64,750,586

MERK GOLD TRUST
Notes to Financial Statements

4. RELATED PARTIES - SPONSOR, TRUSTEE, CUSTODIAN AND MARKETING FEES

Fees paid are to the Sponsor as compensation for services performed under the Trust Agreement. The Sponsor’s fee is payable at an annualized rate of 0.40% of the Trust’s Net Asset Value, accrued on a daily basis computed on the prior Business Day’s Net Asset Value and paid monthly in arrears.

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

5. SHAREHOLDER OWNERSHIP

Merk Hard Currency Fund owned a market value of $29,851,640 which equates to 49.71% ownership in the Trust at April 30, 2015. The Sponsor acts as investment advisor to the Merk Hard Currency Fund.

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

MERK GOLD TRUST
Notes to Financial Statements
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

Introduction

The Merk Gold Trust (the “Trust”) was formed pursuant to a depositary trust agreement (the “Trust Agreement”) on May 6, 2014 under New York law. The Trust is not managed like a corporation or an active investment vehicle.  It does not have any officers, directors, or employees and is administered by the The Bank of New York Mellon (the “Trustee”) pursuant to the Trust Agreement.  The Trust is not registered as an investment company under the Investment Company Act of 1940, as amended, and is not required to register under such act.  It will not hold or trade in commodity futures contracts, nor is it a commodity pool, or subject to regulation as a commodity pool operator or a commodity trading adviser in connection with issuing shares.

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

Results from Operations

The Quarter Ended April 30, 2015

The Trust is a trust formed on May 6, 2014 under New York law pursuant to the Trust Agreement.  After consideration of Financial Accounting Standards Topic 946, the Sponsor has concluded that for financial statement reporting purposes the Trust meets the fundamental characteristics of an investment company.  In addition, while the Trust does not currently possess all of the typical characteristics of an investment company, the Sponsor believes the Trust’s activities are consistent with those of an investment company and will therefore apply the guidance in Financial Accounting Standards Topic 946, including disclosure of the financial support contractually required to be provided by an investment company to any of its investees.  The Sponsor is responsible for, among other things, overseeing the performance of The Bank of New York Mellon (the “Trustee”) and the Trust’s principal service providers, including the preparation of financial statements.  The Trustee is responsible for the day-to-day administration of the Trust.

The Trust’s NAV ended the quarter at $60,053,583.  Outstanding shares were 5,107,796 following the cumulative net redemption of 1 basket throughout the period. Additionally, 5,166 shares were created for Sponsor’s fees, and 0 shares were redeemed directly by investors.

NAV per share decreased 6.44% from January 31, 2015 to quarter end on April 30, 2015, starting at $12.57 per share and ending the period at $11.76 per share.  The Trust’s NAV per share fell slightly more than the price per ounce of gold on a percentage basis due to the Sponsor’s fees, which were 5,166 shares in total.

The NAV per share of $12.69 on February 2, 2015 was the highest during the quarter, compared with a low of $11.43 on March 18, 2015.

The change in net assets from operations for the quarter ended April 30, 2015 was $(4,697,0001) resulting from creations of $3,108,226, redemptions of ($3,608,896), the sponsor fee of $(61,449) a net realized loss of $(221,574) on gold bullion distributed for the redemption of shares and a net change in unrealized appreciation/depreciation on investments in gold bullion of $(3,913,307).  Other than the Sponsor’s fee, the Trust had no expenses during the quarter ended April 30, 2015.

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

The Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s gold as necessary to pay the Trust’s expenses not otherwise assumed by the Sponsor.  The Trustee will not sell gold to pay the Sponsor’s fee but will pay the Sponsor’s fee in shares in lieu of cash.  At April 30, 2015, the Trust did not have any cash balances.

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

Item 4.  Controls and Procedures

The Trust maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its reports under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the principal executive officer and principal financial officer of the Sponsor, and to the auditor, as appropriate, to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of the principal executive officer and principal financial officer of the Sponsor, the Sponsor conducted an evaluation of the Trust’s disclosure controls and procedures, as defined under Exchange Act Rules 13a-15(e) and 15d-15(e).  Based on this evaluation, the principal executive officer and principal financial officer of the Sponsor concluded that, as of April 30, 2015, the Trust’s disclosure controls and procedures were effective.

There have been no changes in the Trust’s or Sponsor’s internal control over financial reporting that occurred during the Trust’s fiscal quarter ended April 30, 2015 that have materially affected, or are reasonably likely to materially affect, the Trust’s or Sponsor’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

None.

Item 1A. Risk Factors

You should carefully consider the factors discussed under the caption “Risk Factors” beginning on page 25 of our Annual Report on Form 10-K (the “Annual Report”), filed with the Securities and Exchange Commission on April 29, 2015, which could materially affect our business, financial condition or future results.  There have been no material changes in our risk factors from those disclosed in the Annual Report.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

a) None.

b) Not applicable.

c)

	Total Shares Redeemed	Average Ounces of Gold Per Share
Period
02/01/15 to 02/28/15	0	0.010
03/01/15 to 03/31//15	0	0.010
04/01/15 to 04/31/15	300,000	0.010
	300,000

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

None.

Item 5.  Other Information

None.

Item 6.  Exhibits

Exhibits	Description
No.

31.1	Certification by Principal Executive Officer and Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
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

MERK INVESTMENTS LLC
Sponsor of the Merk Gold Trust

Date: June 15, 2015	/s/ Axel Merk
Axel Merk
President and Chief Executive Officer
(Principal Executive Officer and Principal Financial Officer)

* The Registrant is a trust and the person is signing in his capacities as officers of Merk Investments LLC, the Sponsor of the Registrant.