Form 10-Q
period 2015-07-31
Merk Gold Trust
filed 2015-09-11
CIK 1546652

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________
FORM 10-Q
_______________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2015 OR
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

(650) 323-4341
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
Yes  ☐     No  ☒
As of July 31, 2015, the issuer had 5,762,437 shares outstanding.

MERK GOLD TRUST

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

Merk Gold Trust

Statements of Assets and Liabilities

	July 31, 2015 (unaudited)	January 31, 2015
Assets
Investments in gold bullion (cost: $ 72,467,926 and $ 65,938,882, respectively)	$62,987,484	$64,750,586
Receivable from capital shares sold	—	20,597
Total Assets	62,987,484	64,771,183

Liabilities
Sponsor's fee payable	4	20,600
Total Liabilities	4	20,600

Net Assets	$62,987,480	$64,750,583

Net Assets Consist of:
Paid-in-capital	$72,962,117	$66,087,586
Accumulated net investment loss	(277,420)	(154,685)
Accumulated net realized gain (loss)	(216,775)	5,978
Unrealized appreciation (depreciation) on investment in gold bullion	(9,480,442)	(1,188,296)
	$62,987,480	$64,750,583

Shares issued and outstanding (no par value; unlimited shares authorized)	5,762,437	5,152,630
Net asset value per share	$10.93	$12.57

See notes to unaudited financial statements.

Merk Gold Trust

Statements of Operations
(Unaudited)

	Three Months ended July 31, 2015	Six Months ended July 31, 2015	For the period May 6, 2014* to July 31, 2014

Expenses
Sponsor’s fees	$61,286	$122,735	$37,406
Total expenses	61,286	122,735	37,406
Net investment loss	(61,286)	(122,735)	(37,406)

Net Realized and Unrealized Gain (Loss)
Net realized gain (loss) from gold bullion distributed for redemptions	(1,179)	(222,753)	636
Net change in unrealized appreciation (depreciation) on investments in gold bullion	(4,378,839)	(8,292,146)	(186,587)
Net realized and unrealized gain (loss) from operations	(4,380,018)	(8,514,899)	(185,951)

Net Decrease in Net Assets resulting from operations	$(4,441,304)	$(8,637,634)	$(223,357)

* Commencement of operations

See notes to unaudited financial statements.

Merk Gold Trust

Statements of Changes in Net Assets

	Six Months ended July 31, 2015 (unaudited)	For the period May 6, 2014* to January 31, 2015

Net Assets - beginning of period	$64,750,583	$1,306,250
Creations	10,491,166	65,559,010
Redemptions	(3,616,635)	(777,674)
Net Investment loss	(122,735)	(154,685)
Net realized gain (loss) from gold bullion distributed for redemptions	(222,753)	5,978
Net change in unrealized appreciation (depreciation) on investments in gold bullion	(8,292,146)	(1,188,296)
Net Assets - end of period	$62,987,480	$64,750,583

* Commencement of operations

See notes to unaudited financial statements.

Merk Gold Trust

Financial Highlights
Per Share Performance (for a share outstanding throughout each period)

	Three Months ended July 31, 2015 (unaudited)	Six Months ended July 31, 2015 (unaudited)	For the Period May 6, 2014* to July 31, 2014 (unaudited)

Net asset value per share, beginning of period	$11.76	$12.57	$13.06

Net investment loss(a)	(0.01)	(0.02)	(0.01)
Net realized and unrealized gain (loss) on investments in gold bullion	(0.82)	(1.62)	(0.21)
Net change in net assets resulting from operations	(0.83)	(1.64)	(0.22)
Net asset value per share, end of period	$10.93	$10.93	$12.84

Total return, at net asset value(b)	(7.06)%	(13.05)%	(1.68)%

Ratio to average net assets(c)
Net investment loss	(0.40)%	(0.40)%	(0.40)%
Net expenses	0.40%	0.40%	0.40%

(a) Calculated using average shares outstanding
(b) Not annualized
(c) Annualized

* Commencement of Operations

See notes to unaudited financial statements.

Merk Gold Trust
Schedules of Investments

July 31, 2015
(Unaudited)

	Fine Ounces	Cost	Fair Value	% of Net Assets
Gold Bullion	57,345	$72,467,926	$62,987,484	100.00%
Total Investments		$72,467,926	$62,987,484	100.00%
Liabilities in excess of other assets			(4)	0.00%(a)
Net Assets			$62,987,480	100.00%

January 31, 2015

	Fine Ounces	Cost	Fair Value	% of Net Assets
Gold Bullion	51,379	$65,938,882	$64,750,586	100.00%
Total Investments		$65,938,882	$64,750,586	100.00%
Liabilities in excess of other assets			(3)	0.00%(a)
Net Assets			$64,750,583	100.00%

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
These financial statements should be read in conjunction with the financial statements and notes thereto included in the Trust’s Annual Report on Form 10-K for the fiscal year end January 31, 2015.
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

The accompanying unaudited financial statements were prepared in accordance with GAAP for interim financial information and with the instructions for the Form 10-Q and the rules and regulations of the United States Securities and Exchange Commission. In the opinion of the Trust’s management, all adjustments (which consists of normal recurring adjustments) necessary to present fairly the financial position and the results of operations, as presented, have been made.

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
The following table summarizes the inputs used as of July 31, 2015 in determining the Trust’s investments at fair value for purposes of ASC 820:
	Level 1	Level 2	Level 3
Investment in Gold	$62,987,484	$-	$-
Total	$62,987,484	$-	$-

The following table summarizes the inputs used as of January 31, 2015 in determining the Trust’s investments at fair value for purposes of ASC 820:
	Level 1	Level 2	Level 3
Investment in Gold	$64,750,586	$-	$-
Total	$64,750,586	$-	$-
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
Changes in the shares for the period ending July 31, 2015 are as follows:
	Shares	Amount

Shares, beginning of period at January 31, 2015	5,152,630	$66,087,586
Shares issued	910,511	10,491,166
Shares redeemed	(300,704)	(3,616,635)
Shares, end of period at July 31, 2015	5,762,437	$72,962,117

Changes in the shares for the period ending January 31, 2015 are as follows:
	Shares	Amount

Shares, beginning of period at May 6, 2014	100,000	$1,306,250
Shares issued	5,112,551	65,559,010
Shares redeemed	(59,921)	(777,674)
Shares, end of period at January 31, 2015	5,152,630	$66,087,586

2.4. Income Taxes
The Trust is treated as a “grantor trust” for US federal tax purposes. As a result, the Trust itself is not subject to US federal income tax. Instead, the Trust's income and expenses “flow through” to the shareholders and the Trustee reports the Trust's income, gains, losses and deductions to the Internal Revenue Service on that basis.
The Sponsor has evaluated whether or not there are uncertain tax positions that require financial statement recognition and has determined that no reserves for uncertain tax positions are required as of July 31, 2015.
2.5. Revenue Recognition Policy
A gain or loss is recognized based on the difference between the selling price and the average cost method of the gold sold on a trade date basis.
3. INVESTMENT IN GOLD
The following represents the changes in ounces of gold and the respective fair value at July 31, 2015:
	Ounces	Fair Value

Beginning balance as of January 31, 2015	51,379	$64,750,586
Gold bullion contributed	8,962	10,368,432
Gold bullion distributed	(2,996)	(3,616,635)
Change in unrealized depreciation	—	(8,292,146)
Realized gain from gold distributed from in-kind	—	(222,753)
Ending balance as of July 31, 2015	57,345	$62,987,484

The following represents the changes in ounces of gold and the respective fair value at January 31, 2015:
	Ounces	Fair Value

Beginning balance as of May 6, 2014	1,000	$1,306,250
Gold bullion contributed	50,978	65,404,328
Gold bullion distributed	(599)	(777,674)
Change in unrealized depreciation	—	(1,188,296)
Realized gain from gold distributed from in-kind	—	5,978
Ending balance as of January 31, 2015	51,379	$64,750,586
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
5. SHAREHOLDER OWNERSHIP
Merk Hard Currency Fund owned a market value of $26,509,118 which equates to 42.17% ownership in the Trust at July 31, 2015. The Sponsor acts as investment advisor to the Merk Hard Currency Fund.
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

Introduction

The Merk Gold Trust (the “Trust”) was formed pursuant to a depositary trust agreement (the “Trust Agreement”) on May 6, 2014 under New York law. The Trust is not managed like a corporation or an active investment vehicle.  It does not have any officers, directors, or employees and is administered by The Bank of New York Mellon (the “Trustee”) pursuant to the Trust Agreement.  The Trust is not registered as an investment company under the Investment Company Act of 1940, as amended, and is not required to register under such act.  It will not hold or trade in commodity futures contracts, nor is it a commodity pool, or subject to regulation as a commodity pool operator or a commodity trading adviser in connection with issuing shares.

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

In determining the Trust’s net asset value, the Trustee values the gold held by the Trust based on the afternoon session of the twice daily fix of the price of a Fine Ounce of gold which starts at 3:00 PM London, England time and is performed in London by the ICE Benchmark Administration as an independent third-party administrator (the “LBMA PM Gold Price”).  The Trustee also determines the net asset value per share.  If on a day when the Trust’s net asset value is being calculated the LBMA PM Gold Price for that day is not available, the Trustee will value the gold held by the Trust based on that day’s morning session of the twice daily fix of the price of a Fine Ounce of gold, which starts at 10:30 AM London, England time and is performed in London by the ICE Benchmark Administration as an independent third-party administrator (the “LBMA AM Gold Price”). If no fix is available for the day, the Trustee will value the Trust’s gold based on the most recently announced LBMA AM Gold Price or LBMA PM Gold Price.  Prior to March 20, 2015, the Trustee utilized the daily fix of the price of a Fine Ounce of gold as performed by the five members of the London gold fix, which has now been replaced by the ICE Benchmark Administration as an independent third-party administrator.

If the Sponsor determines that such price is inappropriate to use, it shall identify an alternate basis for evaluation to be employed by the Trustee. The Sponsor may instruct the Trustee to use a different publicly available price which the Sponsor determines to fairly represent the commercial value of the Trust’s gold.

Results from Operations

The Three and Six Months Ended July 31, 2015 Compared to the Period from May 6, 2014 to July 31, 2014

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

The Trust’s net asset value, or NAV, as of July 31, 2015 was $62,987,480, compared to $55,829,974 as of July 31, 2014.  Outstanding shares as of July 31, 2015 were 5,762,437, following direct redemption of 704 shares in the quarter, compared to 4,347,492 shares outstanding as of July 31, 2014. Additionally, 5,166 shares were created in the quarter ended July 31, 2015 for Sponsor’s fees, compared to 1,489 shares for such purpose in the period from May 6, 2014 to July 31, 2014.  The increase in Sponsor’s fees shares is a result of the increased NAV of the Trust, as Sponsor’s fees are payable at an annualized rate of 0.40% of the Trust’s NAV, accrued on a daily basis computed on the prior business day’s NAV and paid monthly in arrears.

The Trust’s NAV per share decreased approximately 13% from January 31, 2015 to July 31, 2015, starting at $12.57 per share and ending the period at $10.93 per share; the Trust’s NAV per share decreased approximately 7% during the quarter ended July 31, 2015 from $ 11.76 per share to $10.93 per share.  The Trust’s NAV per share fell slightly more than the price per ounce of gold on a percentage basis due to the Sponsor’s fees, which were 5,166 shares in total for the quarter.  The NAV per share of $12.23 on May 18, 2015 was the highest during the quarter, compared with a low of $10.82 on July 30, 2015.

The change in net assets from operations for the quarter ended July 31, 2015 was $2,933,897 resulting from creations of $7,382,940, redemptions of $(7,739), the sponsor fee of $(61,286), a net realized loss of $(1,179) on gold bullion distributed for the redemption of shares and a net change in unrealized appreciation/depreciation on investments in gold bullion of $(4,378,839).  In comparison, the change in net assets from operations for the period from May 6, 2014 to July 31, 2014 was $54,523,724 resulting from creations of $54,817,367, redemptions of $(70,286), the sponsor fee of $(37,406) a net realized gain of $636 on gold bullion distributed for the redemption of shares and a net change in unrealized appreciation/depreciation on investments in gold bullion of $(186,587).

Other than the Sponsor’s fee, the Trust had no expenses during the quarter ended July 31, 2015 or the period from inception (May 6, 2014) through July 31, 2014.

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

The Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s gold as necessary to pay the Trust’s expenses not otherwise assumed by the Sponsor.  The Trustee will not sell gold to pay the Sponsor’s fee but will pay the Sponsor’s fee in shares in lieu of cash.  At July 31, 2015 and at July 31, 2014, the Trust did not have any cash balances.

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

Under the supervision and with the participation of the principal executive officer and principal financial officer of the Sponsor, the Sponsor conducted an evaluation of the Trust’s disclosure controls and procedures, as defined under Exchange Act Rules 13a-15(e) and 15d-15(e).  Based on this evaluation, the principal executive officer and principal financial officer of the Sponsor concluded that, as of July 31, 2015, the Trust’s disclosure controls and procedures were effective.

There have been no changes in the Trust’s or Sponsor’s internal control over financial reporting that occurred during the Trust’s fiscal quarter ended July 31, 2015 that have materially affected, or are reasonably likely to materially affect, the Trust’s or Sponsor’s internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

a) None.

b) Not applicable.

c)

Shares Redeemed Per Month in the Quarter ended July 31, 2015	Total Shares Redeemed	Average Ounces of Gold Per Share
Period
05/01/15 to 05/31/15	—	0.010
06/01/15 to 06/30//15	—	0.010
07/01/15 to 07/31/15	704	0.010
	704

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

MERK INVESTMENTS LLC
Sponsor of the Merk Gold Trust

Date: September 11, 2015	/s/ Axel Merk
Axel Merk
President and Chief Executive Officer
(Principal Executive Officer and Principal Financial Officer)

* The Registrant is a trust and the person is signing in his capacities as officers of Merk Investments LLC, the Sponsor of the Registrant.