Form 10-Q
period 2015-10-31
Van Eck Merk Gold Trust
filed 2015-12-15
CIK 1546652

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________

FORM 10-Q
_______________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2015 OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission file number: 001-36459

VAN ECK MERK GOLD TRUST
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
Yes  ☐     No  ☒
As of October 31, 2015, the issuer had 6,969,119 shares outstanding.

VAN ECK MERK GOLD TRUST

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements (Unaudited)
Van Eck Merk Gold Trust
Statements of Assets and Liabilities

	October 31, 2015 (unaudited)	January 31, 2015
Assets
Investments in gold bullion (cost: $ 86,062,740 and $ 65,938,882, respectively)	$79,145,630	$64,750,586
Receivable from capital shares sold	—	20,597
Total Assets	79,145,630	64,771,183

Liabilities
Sponsor's fee payable	11	20,600
Total Liabilities	11	20,600

Net Assets	$79,145,619	$64,750,583

Net Assets Consist of:
Paid-in-capital	$86,632,077	$66,087,586
Accumulated net investment loss	(352,573)	(154,685)
Accumulated net realized gain (loss)	(216,775)	5,978
Unrealized appreciation (depreciation) on investment in gold bullion	(6,917,110)	(1,188,296)
	$79,145,619	$64,750,583

Shares issued and outstanding (no par value; unlimited shares authorized)	6,969,119	5,152,630
Net asset value per share	$11.36	$12.57

See notes to unaudited financial statements.

Van Eck Merk Gold Trust
Statements of Operations
(Unaudited)

	Three Months ended October 31, 2015	Three Months ended October 31, 2014	Nine Months ended October 31, 2015	For the period May 6, 2014* to October 31, 2014

Expenses
Sponsor’s fees	$75,153	$57,544	$197,888	$94,950
Total expenses	75,153	57,544	197,888	94,950
Net investment loss	(75,153)	(57,544)	(197,888)	(94,950)

Net Realized and Unrealized Gain (Loss)
Net realized gain (loss) from gold bullion distributed for redemptions	—	7,840	(222,753)	8,476
Net change in unrealized appreciation (depreciation) on investment in gold bullion	2,563,332	(5,739,065)	(5,728,814)	(5,925,652)
Net realized and unrealized gain (loss) from operations	2,563,332	(5,731,225)	(5,951,567)	(5,917,176)

Net Increase (Decrease) in Net Assets resulting from operations	$2,488,179	$(5,788,769)	$(6,149,455)	$(6,012,126)

* Commencement of operations

See notes to unaudited financial statements.

Van Eck Merk Gold Trust
Statements of Changes in Net Assets

	Nine Months ended October 31, 2015 (unaudited)	For the period May 6, 2014* to January 31, 2015

Net Assets - beginning of period	$64,750,583	$1,306,250
Creations	24,161,126	65,559,010
Redemptions	(3,616,635)	(777,674)
Net Investment loss	(197,888)	(154,685)
Net realized gain (loss) from gold bullion distributed for redemptions	(222,753)	5,978
Net change in unrealized appreciation (depreciation) on investment in gold bullion	(5,728,814)	(1,188,296)
Net Assets - end of period	$79,145,619	$64,750,583

* Commencement of operations

See notes to unaudited financial statements.

Van Eck Merk Gold Trust
Financial Highlights
Per Share Performance (for a share outstanding throughout each period)

	Three Months ended October 31, 2015 (unaudited)	Three Months ended October 31, 2014 (unaudited)	Nine Months ended October 31, 2015 (unaudited)	For the Period May 6, 2014* to October 31, 2014 (unaudited)

Net asset value per share, beginning of period	$10.93	$12.84	$12.57	$13.06

Net investment loss (a)	(0.01)	(0.01)	(0.03)	(0.02)
Net realized and unrealized gain (loss) on investment in gold bullion	0.44	(1.21)	(1.18)	(1.42)
Net change in net assets from operations	0.43	(1.22)	(1.21)	(1.44)
Net asset value per Share, end of period	$11.36	$11.62	$11.36	$11.62

Total return, at net asset value(b)	3.93%	(9.50)%	(9.63)%	(11.03)%

Ratio to average net assets (c)
Net investment loss	(0.40)%	(0.40)%	(0.40)%	(0.40)%
Net expenses	0.40%	0.40%	0.40%	0.40%

* Commencement of operations.
(a) Calculated using average shares outstanding
(b) Not annualized
(c) Annualized
See notes to unaudited financial statements.

Van Eck Merk Gold Trust
(formerly known as Merk Gold Trust)
Schedules of Investments

October 31, 2015 (Unaudited)
	Fine Ounces	Cost	Fair Value	% of Net Assets
Gold Bullion	69,283	$86,062,740	$79,145,630	100.00%
Total Investments		$86,062,740	$79,145,630	100.00%
Liabilities in excess of other assets			(11)	0.00%(a)
Net Assets			$79,145,619	100.00%

January 31, 2015
	Fine Ounces	Cost	Fair Value	% of Net Assets
Gold Bullion	51,379	$65,938,882	$64,750,586	100.00%
Total Investments		$65,938,882	$64,750,586	100.00%
Liabilities in excess of other assets			(3)	0.00%(a)
Net Assets			$64,750,583	100.00%

(a)   Amount is less than 0.005%

See notes to unaudited financial statements.

Van Eck Merk Gold Trust

Notes to Unaudited Financial Statements

1. ORGANIZATION
The Van Eck Merk Gold Trust (the “Trust”; known as the Merk Gold Trust prior to October 26, 2015) is an investment trust formed on May 6, 2014 under New York law pursuant to a depository trust agreement. After consideration of Financial Accounting Standards Topic 946, Merk Investments LLC (the “Sponsor”) has concluded the Trust meets the fundamental characteristics of an investment company. In addition, while the Trust does not currently possess all of the typical characteristics of an investment company, it believes its activities are consistent with those of an investment company and will therefore apply the guidance in Financial Accounting Standards Topic 946, including disclosure of the financial support contractually required to be provided by an investment company to any of its investees. The Sponsor is responsible for, among other things, overseeing the performance of The Bank of New York Mellon (the “Trustee”) and the Trust’s principal service providers, including the preparation of financial statements. The Trustee is responsible for the day-to-day administration of the Trust.
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
The following table summarizes the inputs used as of October 31, 2015 in determining the Trust’s investments at fair value for purposes of ASC 820:
	Level 1	Level 2	Level 3
Investment in Gold	$79,145,630	$-	$-
Total	$79,145,630	$-	$-

The following table summarizes the inputs used as of January 31, 2015 in determining the Trust’s investments at fair value for purposes of ASC 820:
	Level 1	Level 2	Level 3
Investment in Gold	$64,750,586	$-	$-
Total	$64,750,586	$-	$-

London Gold Delivery Bars are held by JPMorgan Chase Bank, N.A. (the “Custodian”), on behalf of the Trust, at the London, United Kingdom vaulting premises. All gold is valued based on its Fine Ounce content, calculated by multiplying the weight of gold by its purity; the same methodology is applied independent of the type of gold held by the Trust; similarly, the value of up to 430 Fine Ounces of unallocated gold the Trust may hold is calculated by multiplying the number of Fine Ounces with the price of gold determined by the Trustee as follows. The Trustee values the gold held by the Trust based on the afternoon session of the twice daily fix of the price of a Fine Ounce of gold which starts at 3:00 PM London, England time and is performed in London by the ICE Benchmark Administration as an independent third-party administrator (the “LBMA PM Gold Price”) and is therefore classified as Level 1. There were no transfers between levels during the period.

The Trustee also determines the net asset value per share. If on a day when the Trust’s net asset value is being calculated the LBMA PM Gold Price for that day is not available, the Trustee will value the gold held by the Trust based on that day’s morning session of the twice daily fix of the price of a Fine Ounce of gold, which starts at 10:30 AM London, England time and is performed in London by the ICE Benchmark Administration as an independent third-party administrator (the “LBMA AM Gold Price”). If no fix is available for the day, the Trustee will value the Trust’s gold based on the most recently announced LBMA AM Gold Price or LBMA PM Gold Price. Prior to March 20, 2015, the Trustee utilized the daily fix of the price of a Fine Ounce of gold as performed by the five members of the London gold fix, which has now been replaced by the ICE Benchmark Administration as an independent third-party administrator. All other valuation metrics remain unchanged.

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
Authorized Participants who make deposits with the Trust in exchange for Baskets will receive no fees, commissions or other form of compensation or inducement of any kind from either the Sponsor or the Trust, and no such person has any obligation or responsibility to the Sponsor or the Trust to affect any sale or resale of shares.

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
Changes in the shares for the period ending October 31, 2015 are as follows:
	Shares	Amount

Shares, beginning of period at January 31, 2015	5,152,630	$66,087,586
Shares issued	2,117,193	24,161,126
Shares redeemed	(300,704)	(3,616,635)
Shares, end of period at October 31, 2015	6,969,119	$86,632,077

Changes in the shares for the period ending January 31, 2015 are as follows:
	Shares	Amount

Shares, beginning of period at May 6, 2014	100,000	$1,306,250
Shares issued	5,112,551	65,559,010
Shares redeemed	(59,921)	(777,674)
Shares, end of period at January 31, 2015	5,152,630	$66,087,586

2.4. Income Taxes
The Trust is treated as a “grantor trust” for US federal tax purposes. As a result, the Trust itself is not subject to US federal income tax. Instead, the Trust's income and expenses “flow through” to the shareholders and the Trustee reports the Trust's income, gains, losses and deductions to the Internal Revenue Service on that basis.
The Sponsor has evaluated whether or not there are uncertain tax positions that require financial statement recognition and has determined that no reserves for uncertain tax positions are required as of October 31, 2015.
2.5. Revenue Recognition Policy
A gain or loss is recognized based on the difference between the selling price and the average cost method of the gold sold on a trade date basis.
3. INVESTMENT IN GOLD
The following represents the changes in ounces of gold and the respective fair value at October 31, 2015:
	Ounces	Fair Value

Beginning balance as of January 31, 2015	51,379	$64,750,586
Gold bullion contributed	20,900	23,963,246
Gold bullion distributed	(2,996)	(3,616,635)
Change in unrealized depreciation	—	(5,728,814)
Realized gain from gold distributed from in-kind	—	(222,753)
Ending balance as of October 31, 2015	69,283	$79,145,630

The following represents the changes in ounces of gold and the respective fair value at January 31, 2015:
	Ounces	Fair Value

Beginning balance as of May 6, 2014	1,000	$1,306,250
Gold bullion contributed	50,978	65,404,328
Gold bullion distributed	(599)	(777,674)
Change in unrealized depreciation	—	(1,188,296)
Realized gain from gold distributed from in-kind	—	5,978
Ending balance as of January 31, 2015	51,379	$64,750,586

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
On October 22, 2015, the Sponsor, for the benefit of the Trust, entered into a Marketing Agent Agreement (the “Marketing Agreement”) with Van Eck Securities Corporation (“Van Eck” or “Marketing Agent”). Pursuant to the Marketing Agreement, Van Eck now provides assistance in the marketing of the shares issued by the Trust. The obligations created by the Marketing Agreement are obligations of the Sponsor of the Trust and any fees payable under the Marketing Agreement to Van Eck are payable from the Sponsor’s fee (as calculated and defined in the Trust Agreement). The Trust will not incur additional financial or other performance obligations pursuant to the Marketing Agreement.
Affiliates of the Trustee, as well as affiliates of the Custodian may from time to time act as Authorized Participants to purchase or sell gold or shares for their own account, as agent for their customers and for accounts over which they exercise investment discretion.
5. SHAREHOLDER OWNERSHIP
Merk Hard Currency Fund owned a market value of $23,285,728 which equates to 29.42% ownership in the Trust at October 31, 2015. The Sponsor acts as investment advisor to the Merk Hard Currency Fund.
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

VAN ECK MERK GOLD TRUST
CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, or Quarterly Report, includes statements which relate to future events or future performance. In some cases, you can identify such forward-looking statements by terminology such as “may,”  “will,”  “should,”  “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or the negative of these terms or other comparable terminology. All statements (other than statements of historical fact) included in this Quarterly Report that address activities, events or developments that may occur in the future, including such matters as changes in commodity prices and market conditions (for gold and the shares), the operations of Van Eck Merk Gold Trust, or Trust, the plans of Merk Investments LLC, the sponsor of the Trust, or Sponsor, and references to the Trust’s future success and other similar matters are forward-looking statements. These statements are only predictions. Actual events or results may differ materially. These statements are based upon certain assumptions and analyses made by the Sponsor on the basis of its perception of historical trends, current conditions and expected future developments, as well as other factors it believes are appropriate in the circumstances. Whether or not actual results and developments will conform to the Sponsor’s expectations and predictions is subject to a number of risks and uncertainties, including the special considerations referenced in this Quarterly Report, general economic, market and business conditions, changes in laws or regulations, including those concerning taxes, made by governmental authorities or regulatory bodies, and other world economic and political developments. Consequently, all the forward-looking statements made in this Quarterly Report are qualified by these cautionary statements, and there can be no assurance that the actual results or developments the Sponsor anticipates will be realized or, even if substantially realized, that they will result in the expected consequences to, or have the expected effects on, the Trust’s operations or the value of the shares. Moreover, neither the Sponsor, nor any other person assumes responsibility for the accuracy or completeness of the forward-looking statements. Neither the Trust nor the Sponsor undertakes an obligation to publicly update or conform to actual results any forward-looking statement, whether as a result of new information, future developments or otherwise, except as required by law.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This information should be read in conjunction with the unaudited financial statements and notes to the unaudited financial statements included in Item 1 of Part 1 of this Form 10-Q. The discussion and analysis that follows may contain forward-looking statements with respect to the Van Eck Merk Gold Trust’s financial conditions, operations, future performance and business. These statements can be identified by the use of the words “may,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or similar words and phrases. These statements are based upon certain assumptions and analyses Merk Investments LLC, the Sponsor, has made based on its perception of historical trends, current conditions and expected future developments. Neither the Trust nor the Sponsor is under a duty to update any of the forward looking statements, to conform such statements to actual results or to reflect a change in management’s expectations or predictions.

Introduction

The Van Eck Merk Gold Trust (the “Trust”; known as the Merk Gold Trust prior to October 26, 2015) was formed pursuant to a depositary trust agreement (the “Trust Agreement”) on May 6, 2014 under New York law. The Trust is not managed like a corporation or an active investment vehicle. It does not have any officers, directors, or employees and is administered by The Bank of New York Mellon (the “Trustee”) pursuant to the Trust Agreement. The Trust is not registered as an investment company under the Investment Company Act of 1940, as amended, and is not required to register under such act. It will not hold or trade in commodity futures contracts, nor is it a commodity pool, or subject to regulation as a commodity pool operator or a commodity trading adviser in connection with issuing shares.

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

Recent Events

On October 22, 2015, the Sponsor and the Trustee entered into a First Amendment To Depositary Trust Agreement (the “Trust Amendment”), amending the Trust Agreement, dated as of May 6, 2014, to effectuate a change in the name of the Trust from “Merk Gold Trust” to “Van Eck Merk Gold Trust,” effective as of October 26, 2015. As a result of the name change, all references to “Merk Gold Trust” in the Trust Agreement were amended to read “Van Eck Merk Gold Trust,” and the shares offered by the Trust are now known as the “Van Eck Merk Gold Shares” (“Shares”). Except for the name change effected pursuant to the Trust Amendment, the Trust Agreement remains in full force and effect on its existing terms.

On October 22, 2015, the Sponsor, for the benefit of the Trust, entered into a Marketing Agent Agreement (the “Marketing Agreement”) with Van Eck Securities Corporation (“Van Eck” or “Marketing Agent”). Pursuant to the Marketing Agreement, Van Eck now provides assistance in the marketing of the Shares. The obligations created by the Marketing Agreement are obligations of the Sponsor of the Trust and any fees payable under the Marketing Agreement to Van Eck are payable from the Sponsor’s fee (as calculated and defined in the Trust Agreement). The Trust will not incur additional financial or other performance obligations pursuant to the Marketing Agreement.

The Sponsor entered into the Trust Amendment and effectuated the name change of the Trust in satisfaction of a term of the Marketing Agreement. The Marketing Agreement further grants Van Eck the right to elect to replace Merk as the sponsor of the Trust under specific qualifying circumstances, subject to the execution and consummation of definitive agreements addressing all regulatory requirements applicable to such transaction and satisfaction of such requirements, and announcement and related reporting at such time. Specifically, Van Eck has a right of first refusal for the purchase of the sponsorship of the Trust, and all rights attributable thereto, upon the earlier of a commitment for a change of control of Merk or 15 years from the date of the Marketing Agreement. Additionally, Van Eck may elect to replace Merk as the sponsor of the Trust upon the earlier of the average daily net assets of the Trust during a calendar quarter not attributable to Shares held by Merk or its affiliates (“Third Party Assets”) equaling $500 million, or Van Eck’s compensation under the fee provisions of the Marketing Agreement reaching in aggregate 10% of the gross proceeds from sale of the Shares (the “Maximum Fee”).

Merk further agreed that if the Third Party Assets equal or exceed $500 million, for such period as Merk remains sponsor of the Trust, Van Eck may propose the rate of the Sponsor’s fee to Merk, which Merk shall not unreasonably reject and shall timely adopt if reasonable, provided, Van Eck acknowledges that only the formal named sponsor of the Trust shall have the right to set the Sponsor’s fee at any time.

Results from Operations

The Three and Nine Months Ended October 31, 2015 Compared to the Three Months Ended October 31, 2014 and the Period from May 6, 2014 to October 31, 2014

The Trust is a trust formed on May 6, 2014 under New York law pursuant to the Trust Agreement. After consideration of Financial Accounting Standards Topic 946, the Sponsor has concluded that for financial statement reporting purposes the Trust meets the fundamental characteristics of an investment company. In addition, while the Trust does not currently possess all of the typical characteristics of an investment company, the Sponsor believes the Trust’s activities are consistent with those of an investment company and will therefore apply the guidance in Financial Accounting Standards Topic 946, including disclosure of the financial support contractually required to be provided by an investment company to any of its investees. The Sponsor is responsible for, among other things, overseeing the performance of The Bank of New York Mellon (the “Trustee”) and the Trust’s principal service providers, including the preparation of financial statements. The Trustee is responsible for the day-to-day administration of the Trust.

The Trust’s net asset value, or NAV, as of October 31, 2015 was $79,145,619, compared to $56,386,947 as of October 31, 2014. Outstanding shares as of October 31, 2015 were 6,969,119, compared to 4,852,213 shares outstanding as of October 31, 2014. Additionally, 6,682 shares were created in the quarter ended October 31, 2015 for Sponsor’s fees, compared to 4,721 shares for such purpose in the quarter ended October 31, 2014. The increase in Sponsor’s fees shares is a result of the increased NAV of the Trust, as Sponsor’s fees are payable at an annualized rate of 0.40% of the Trust’s NAV, accrued on a daily basis computed on the prior business day’s NAV and paid monthly in arrears.

The Trust’s NAV per share decreased approximately 10% from January 31, 2015 to October 31, 2015, starting at $12.57 per share and ending the period at $11.36 per share; the Trust’s NAV per share increased approximately 4% during the quarter ended October 31, 2015 from $ 10.93 per share to $11.36 per share. The Trust’s NAV per share fell slightly more than the price per ounce of gold on a percentage basis due to the Sponsor’s fees, which were 6,682 shares in total for the quarter. The NAV per share of $11.82 on October 14, 2015 was the highest during the quarter, compared with a low of $10.79 on August 5, 2015.

The change in net assets from operations for the quarter ended October 31, 2015 was $2,488,179 resulting from the sponsor fee of $(75,153), no net realized loss or gain on gold bullion distributed for the redemption of shares and a net change in unrealized appreciation/depreciation on investments in gold bullion of $2,563,332. In comparison, the change in net assets from operations for the quarter ended October 31, 2014 was $(5,788,769) resulting from the sponsor fee of $(57,544) a net realized gain of $7,840 on gold bullion distributed for the redemption of shares and a net change in unrealized appreciation/depreciation on investments in gold bullion of $(5,739,065).

Other than the Sponsor’s fee, the Trust had no expenses during the quarter ended October 31, 2015 or the period from July 31, 2014 through October 31, 2014.

From October 22, 2015, the date of initiation of the Marketing Agent’s efforts on behalf of the Trust, through October 31, 2015, the aggregate fees payable by the Sponsor to the Marketing Agent equaled $0, which represents 0% of the Maximum Fee potentially payable to the Marketing Agent pursuant to the Marketing Agent Agreement calculated as of October 31, 2015.

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

The Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s gold as necessary to pay the Trust’s expenses not otherwise assumed by the Sponsor. The Trustee will not sell gold to pay the Sponsor’s fee but will pay the Sponsor’s fee in shares in lieu of cash. At October 31, 2015 and at October 31, 2014, the Trust did not have any cash balances.

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

Under the supervision and with the participation of the principal executive officer and principal financial officer of the Sponsor, the Sponsor conducted an evaluation of the Trust’s disclosure controls and procedures, as defined under Exchange Act Rules 13a-15(e) and 15d-15(e). Based on this evaluation, the principal executive officer and principal financial officer of the Sponsor concluded that, as of October 31, 2015, the Trust’s disclosure controls and procedures were effective.

There have been no changes in the Trust’s or Sponsor’s internal control over financial reporting that occurred during the Trust’s fiscal quarter ended October 31, 2015 that have materially affected, or are reasonably likely to materially affect, the Trust’s or Sponsor’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

a) None.

b) Not applicable.

c)
Shares Redeemed Per Month in the Quarter ended October 31, 2015	Total Shares Redeemed	Average Ounces of Gold Per Share
Period
08/01/15 to 08/31/15	-	0.010
09/01/15 to 09/30//15	-	0.010
10/01/15 to 10/31/15	-	0.010
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

MERK INVESTMENTS LLC
Sponsor of the Van Eck Merk Gold Trust

Date: December 15, 2015	/s/ Axel Merk
Axel Merk
President and Chief Executive Officer
(Principal Executive Officer and Principal Financial Officer)

* The Registrant is a trust and the person is signing in his capacities as officers of Merk Investments LLC, the Sponsor of the Registrant.