Form 10-K
period 2016-01-31
VanEck Merk Gold Trust
filed 2016-04-29
CIK 1546652

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10‑K
(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 31, 2016
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission File No. 001‑36459
VANECK MERK GOLD TRUST
(Exact name of registrant as specified in its charter)
New York (State or Other Jurisdiction of Incorporation or Organization)	46‑6582016 (I.R.S. Employer Identification No.)
c/o Merk Investments LLC 555 Bryant St #455, Palo Alto, California (Address of principal executive offices)	94301 (Zip Code)
(650) 323-4341
(Registrant’s Telephone Number, Including Area Code)
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
VanEck Merk Gold Shares	NYSE Arca

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act). Yes ☐  No ☒

As of January 31, 2016, there were 7,576,528 VanEck Merk Gold Shares outstanding.

Documents incorporated by reference: None.

VANECK MERK GOLD TRUST
ANNUAL REPORT ON FORM 10‑K
TABLE OF CONTENTS
Cautionary Note Regarding Forward Looking Statements

VANECK MERK GOLD TRUST
CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K, or Report, includes statements which relate to future events or future performance.  In some cases, you can identify such forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or the negative of these terms or other comparable terminology.  All statements (other than statements of historical fact) included in this Report that address activities, events or developments that may occur in the future, including such matters as changes in commodity prices and market conditions (for gold and the shares), the operations of VanEck Merk Gold Trust, or Trust, the plans of Merk Investments LLC, the sponsor of the Trust, or Sponsor, and references to the Trust’s future success and other similar matters are forward-looking statements.  These statements are only predictions.  Actual events or results may differ materially.  These statements are based upon certain assumptions and analyses made by the Sponsor on the basis of its perception of historical trends, current conditions and expected future developments, as well as other factors it believes are appropriate in the circumstances.  Whether or not actual results and developments will conform to the Sponsor’s expectations and predictions is subject to a number of risks and uncertainties, including the special considerations referenced in this Report, general economic, market and business conditions, changes in laws or regulations, including those concerning taxes, and other world economic and political developments.  Consequently, all the forward-looking statements made in this Report are qualified by these cautionary statements and there can be no assurance that the actual results or developments the Sponsor anticipates will be realized or, even if substantially realized, that they will result in the expected consequences to, or have the expected effects on, the Trust’s operations or the value of the shares issued by the Trust.  Moreover, neither the Sponsor, nor any other person assumes responsibility for the accuracy or completeness of the forward-looking statements.  Neither the Trust nor the Sponsor undertakes an obligation to publicly update or conform to actual results any forward-looking statement, whether as a result of new information, future developments or otherwise, except as required by law.

PART I

References in this Annual Report on Form 10-K (“Report”) to the “Trust” refer to the VanEck Merk Gold Trust, and references to the “Sponsor” refer to Merk Investments LLC, the sponsor of the Trust.  References in this Report to the “Trustee” refer to The Bank of New York Mellon, the trustee of the Trust, and references to the “Custodian” refer to JPMorgan Chase Bank N.A., London branch, the custodian of the Trust.  As used in this Report: (i) an “Ounce” means one troy ounce, equal to 31.103 grams; (ii) a “Fine Ounce” means an Ounce of 100% pure gold; (iii) “LBMA” means the London Bullion Markets Association; and (iv) “NYSE Arca” means the NYSE Arca Marketplace operated by NYSE Arca Equities, Inc.
Item 1. Business
The Trust is an investment trust formed on May 6, 2014 under New York State law pursuant to the Depositary Trust Agreement (“Trust Agreement”), which was amended effective October 26, 2015, to effectuate a name change to Van Eck Merk Gold Trust.  The Trust Agreement was further amended on April 28, 2016, to effectuate a second name change to VanEck Merk Gold Trust. The purpose of the Trust is to own gold transferred to the Trust in exchange for shares issued by the Trust (the “Shares”). Each Share represents a fractional undivided beneficial interest in and ownership of the Trust. Shares are issued by the Trust in blocks of 50,000 called “Baskets” in exchange for gold from certain registered broker-dealers or other securities market participants (“Authorized Participants”). The assets of the Trust are anticipated to consist solely of gold bullion. On May 6, 2014, the date the Trust was formed, Virtu Financial (the “Initial Purchaser”) contributed 1,000 ounces of gold in exchange for 100,000 Shares (or two Baskets). At contribution, the value of the gold deposited with the Trust was based on the price of an “Ounce” of gold of $1,306.25. The Initial Purchaser is not affiliated with the Sponsor or the Trustee.
The redeemable value of the Shares decreased from $12.79 at January 31, 2015 to $11.10 at January 31, 2016, the Trust’s fiscal year end. Outstanding Shares in the Trust increased from 5,152,630 Shares at January 31, 2015 to 7,576,528 Shares outstanding at January 31, 2016.

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
Jewelry demand
Jewelry demand has historically accounted for the largest component of total gold demand. At the end of 2015 the estimated total existing above-ground stock of gold amounted to 5.9 billion ounces1, and about half of the estimated total has been used in jewelry.
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
Gold jewelry demand has been steady annually around 70.8 million Ounces from the period of 2006 to 2015. Total annual jewelry demand amounted to 69.6 million Ounces in 2015. The largest decline was in 2009, down 19.0% or 13.5 million Ounces, as a result of economic recession, elevated gold prices, and a contraction in consumer spending. Gold jewelry demand, as a proportion of total gold demand, has been trending downward, from 89.6% of total demand in 2000 to 48.56% in 2013. However, in 2014 and 2015, gold jewelry demand rose to 72.1 million and 69.6 million Ounces, respectively, boosted by the lower gold price environment.

1 Source: Thomson Reuters GFMS Gold Survey 2015

Industrial and medical demand
In addition to its application in jewelry, gold has been widely used in manufacturing and medical treatment. Approximately 8.38%2 of above-ground gold has been manufactured into industrial and dental products. Recently, from the period of 2006 to 2015, over half of industrial demand has been derived from electronic component manufacturing, in large part due to gold’s high electronic conductivity and natural resistance to corrosion. Gold is also used for industrial decoration, such as gold plating and coating.
Industrial use of gold is more common in the developed world, whereas most of the gold fabrication in developing nations is typically for jewelry. Demand for gold used in electronics manufacturing fell sharply in 2009, down 12.1% from 2008, likely caused by weak economic conditions, but it rebounded 7.4% in 2010 before falling 11.2% again in 2015.
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
Investment demand
Around 2.2 billion ounces of above-ground gold was held as an investment or store of value, accounting for 37.1% of the estimated total: around 16.5% was held by the official sector and approximately 20.5% was held by the private sectors in 20153.
Central banks and supranational organizations (e.g., the International Monetary Fund (the “IMF”) and Bank of International Settlements (the “BIS”)) hold gold as part of their reserve assets. The largest proportion of official sector gold holdings at the end of 2015 was held in the United States, with 27.8%; 11.6% was held by Germany; and 8.4% by Italy. Central banks affect the gold market through buying, selling and lending, as well as swaps and other derivative activities.
Gold is also favored by the private sector as a store of value and a means of investment. Unlike equities, bonds and currencies, gold does not run the risk of issuers’ default or mismanagement and is not a liability of any government or corporation. Many investors may consider gold to be a safe haven investment, a portfolio diversifier and inflation hedge.
Over the past decade, there has been a steady rise in the number of investors worldwide holding gold. A large part of this trend has been the advent and proliferation of gold-tracking exchange-traded funds, which allow investors greater access to investments in gold. In 2015, net private investment demand represented 25.9% of the total annual gold demand, up substantially from 1.7% in 2000.
Sources of gold supply
Sources of gold supply include mine production, secondary supply from recycled gold and official sector sales.
Mine production
The largest portion of gold supply comes from mine production, including gold produced both from primary deposits and from secondary deposits where the gold is mined as a by-product. All the recorded gold ever mined in human history amounts to approximately 5.99 billion Ounces, or 186,200 metric tons. To put this in perspective, all the gold ever mined would only fill two Olympic-sized swimming pools.

2 Source: Thomson Reuters GFMS Gold Survey 2015
3 Source: Thomson Reuters GFMS Gold Survey 2015

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
Over recent years, gold has been increasingly mined in developing countries; China is currently the world’s largest gold producing country. In 2015, gold output in China was 14.7 million Ounces, accounting for 14.5% of total world production, followed by Australia and Russia, with 8.7% and 8.0% of total production respectively. South African gold production further declined to 4.8 million Ounces in 2015, accounting for 4.8% of total annual output.
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
Recycled gold supply is highly affected by gold prices and economic conditions. Supplies reached elevated levels during the 1997-1998 Asian financial crisis, and more recently hit a record of 41.2 million Ounces in 2009, spurred by the global financial crisis and rising gold prices.  Since then, the total amount of scrap gold has come down to 37.7 million Ounces in 2015.
Asia, India, and the Middle East are the three major regions supplying recycled gold, accounting for 63.9% of total recycled gold recovered in 2015. China is now the largest scrap-supplying nation, supplying 7.2 million Ounces, or 19.2% of total secondary supply, in 2015. East and Southeast Asia and the Middle East contributed 35.1% and 19.2% to the total secondary gold supply, respectively, in 2015.
Official sector sales
Approximately 16.6%4 of total above-ground gold stock is held by the official sector, a proportion that had declined over recent years before the global financial crisis. During 1989-2007, official sector sales outstripped annual purchases, meaning the official sector became a net seller of gold to the private sector.
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
Since the onset of the financial crisis, the official sector reversed its role as a net seller over the previous nineteen years. From 2008 to 2013, the official sector was a net purchaser of 60.0 million Ounces of gold. Central banks of major developing economies, including the People’s Bank of China, the Reserve Bank of India and the Russian central bank, have substantially increased gold reserves. In September 2009, the IMF Executive Board approved the sale of 13.0 million Ounces, approximately one-eighth of the Fund’s total holdings of gold, to help boost its lending resources. The IMF completed the gold sales program in December 2010.  In 2015, heightened geopolitical tensions resulted in net central bank buying reaching 15.5 million Ounces.
The gold market and price movement
Global gold trade consists of the over-the-counter (“OTC”) market, the futures and options markets and the London interbank market.

4 Source: Thomson Reuters GFMS Gold Survey 2015

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
The COMEX is the largest gold futures and options exchange. In 2013, it represented approximately 71% of global futures and options trading volume5. In 2007, the Chicago Mercantile Exchange merged with the CBOT to form the Chicago Mercantile Exchange Group (the “CME Group”), and in 2008 the CME Group acquired the COMEX.
In 2015, the Shanghai Futures Exchange (“SHFE”) replaced the MCX as the world’s second largest futures exchange in terms of gold futures trading volume, accounting for around 13.7% of the world total. The SGE accounted for about 6.5% of total gold futures trading volume in 2015. During the same period, all of the four largest exchanges experienced an increase in the trading volume of gold futures and options, with SGE gaining 59% year-over-year.
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

Historical movements in the gold price
The following chart illustrates the historical movements in the price of gold for the period January 1970 to January 2016, measured in U.S. dollar per Ounce.

5 Source: Thomson Reuters GFMS Gold Survey 2015

Gold Price
(1/1/1970 - 01/31/16)
Gold Price
$2,000
$1,800
$1,600
$1,400
$1,200
$1,000
$800
$600
$400
$200
$0
1970 1971 1972 1973 1974 1975 1976 1977 1978 1979 1980 1981 1982 1983 1984 1985 1986 1987 1988 1989 1990 1991 1992 1993 1994 1995 1996 1997 1998 1999 2000 2001 2002 2003 2004 2005 2006 2007 2008 2009 2010 2011 2012 2013 2014 2015 2016
MERK

Source: Merk Investments, Bloomberg

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

Gold continued to decline in 2015, in part from market expectations of a Fed rate hike.

Volatility
Annualized Standard Deviation

	S&P 500	Spot Gold	Spot Silver
1991-1995	10.31%	10.57%	24.83%
1996-2000	18.42%	12.98%	22.08%
2001-2005	18.22%	14.45%	22.86%
2006-2010	24.95%	22.28%	38.40%
2011-2015	15.46%	17.01%	30.84%

Source: Bloomberg
Gold price volatility has picked up in recent years. It was 10.57% during 1991-1995 and rose to 12.98% for the period of 1996- 2000, 14.45% of 2001-2005 and 22.28% of 2006-2010. It went up further in the recent price correction in April 2013. But the price of gold is still less volatile than other commodities such as silver. This lower volatility may reflect gold’s role as a financial asset and the much broader liquid financial market that gold has compared to other commodities. Also, the daily return on gold price was less volatile than the S&P 500 index during 1996-2010, but it has been slightly higher than that of the S&P 500 from January 2011 to December 2015.
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
All gold is valued based on its Fine Ounce content, calculated by multiplying the weight of gold by its purity; the same methodology is applied independent of the type of gold held by the Trust; similarly, the value of up to 430 Fine Ounces of unallocated gold the Trust may hold is calculated by multiplying the number of Fine Ounces with the price of gold determined by the Trustee as follows.  The Trustee values the gold held by the Trust based on the afternoon session of the twice daily fix of the price of a Fine Ounce of gold which starts at 3:00 PM London, England time and is performed in London by the ICE Benchmark Administration as an independent third-party administrator (the “LBMA PM Gold Price”).  The Trustee also determines the NAV per Share.  If on a day when the Trust’s NAV is being calculated the LBMA PM Gold Price for that day is not available, the Trustee will value the gold held by the Trust based on that day’s morning session of the twice daily fix of the price of a Fine Ounce of gold, which starts at 10:30 AM London, England time and is performed in London by the ICE Benchmark Administration as a independent third-party administrator (the “LBMA AM Gold Price”).  If no fix is available for the day, the Trustee will value the Trust’s gold based on the most recently announced LBMA AM Gold Price or LBMA PM Gold Price.  Prior to March 20, 2015, the Trustee utilized the daily fix of the price of a Fine Ounce of gold as performed by the five members of the London gold fix, which has now been replaced by the ICE Benchmark Administration as an independent third-party administrator.
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
The Sponsor’s Fee for the year ended January 31, 2016 was $277,150.

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
The Sponsor
The Sponsor, Merk Investments LLC, is a Delaware limited liability company. The Sponsor’s office is located at 555 Bryant Street, #455, Palo Alto, California, 94301. The Sponsor has provided investment advisory services to mutual funds since 2005. As of December 31, 2015, the Sponsor had approximately $253 million of assets under management. The Sponsor’s role is discussed below, and it has undertaken the responsibilities set forth below.
The Sponsor’s Role
The Sponsor arranged for the creation of the Trust, the registration of the Shares for their public offering in the United States and the listing of the Shares on the NYSE Arca. In exchange for the Sponsor’s Fee, the Sponsor has agreed to assume the following administrative and marketing expenses incurred by the Trust: the Trustee’s monthly fee and out-of-pocket expenses; the Custodian’s fee; the fees and expenses of Foreside Fund Services, LLC and other marketing expenses; expenses reimbursable under the Custody Agreement; the precious metals dealer’s fees and expenses reimbursable under its agreement with the Sponsor; exchange listing fees; SEC registration fees; printing and mailing costs; maintenance expenses for the Trust’s website; audit fees and up to $100,000 per annum in legal expenses. The Sponsor is paid in Shares in lieu of cash.
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

The Custodian’s fees and expenses are paid by the Sponsor.  The Custodian and its affiliates may from time to time act as Authorized Participants or purchase or sell gold or Shares for their own account, as an agent for their customers and for accounts over which they exercise investment discretion. The Trustee, on behalf of the Trust, has entered into the Custody Agreement with the Custodian, under which the Custodian maintains the Trust Unallocated Account and the Trust Allocated Account.
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
The Sponsor exercised its right to visit the Custodian’s premises and inspect the Trust’s gold and related records on October 28, 2015.
On February 1, 2016, Inspectorate International Limited, a leading commodity inspection and testing company, conducted a physical gold audit of the Trust as of January 29, 2016.
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
Maximum 28% Long-Term Capital Gains Tax Rate for U.S. Investors Who Are Individuals
Gains recognized by an individual, estate or trust (each referred to below as an “individual” unless the context requires otherwise) from the sale of “collectibles,” which term includes gold, held for more than one year are subject to federal income tax at a maximum rate of 28% rather than the lower maximum rates applicable to most other long-term capital gains individuals recognize (a maximum of 15% for a single individual with taxable income not exceeding $415,050 ($466,950 for married individuals filing jointly) and 20% for individuals with taxable income exceeding those respective amounts, which apply for 2016 and will be adjusted for inflation annually thereafter). For these purposes, gain an individual recognizes on the sale of an interest in a “grantor trust” that holds collectibles (such as the Trust) is treated as gain recognized on the sale of the collectibles, to the extent the gain is attributable to unrealized appreciation in value of the collectibles. Therefore, any gain recognized by an individual U.S. Investor attributable to a sale or exchange of Shares held for more than one year, or attributable to the Trust’s sale of any gold that the investor is treated (through his, her or its ownership of Shares) as having held for more than one year, generally will be subject to federal income tax at a maximum rate of 28%. The tax rates for capital gains recognized on the sale of assets held by an individual U.S. Investor for one year or less, or by a taxpayer other than an individual, are generally the same as those at which ordinary income is taxed.
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
Investment by U.S. Tax-Exempt Investors
Certain U.S. Investors (referred to in this paragraph as “U.S. Tax-Exempt Investors”) are subject to federal income tax only on their “unrelated business taxable income” (“UBTI”). It is expected that, unless a U.S. Tax-Exempt Investor incurs debt to purchase Shares, it should not realize UBTI with respect to its pro rata share of the Trust’s assets.
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
Investment by Certain Retirement Plans
Section 408(m) of the Code provides that the purchase of a “collectible” as an investment for an IRA, or for a participant-directed account maintained under any plan that is tax-qualified under Code section 401(a) (“Tax-Qualified Account”), is treated as a taxable distribution from the account to the owner of the IRA, or to the participant for whom the Tax-Qualified Account is maintained, of an amount equal to the cost to the account of acquiring the collectible. The Trust, through the Sponsor, has received a private letter ruling from the IRS that (1) the acquisition of Shares by an IRA or a Tax-Qualified Account will not constitute the acquisition of a collectible and (2) an IRA or such an account’s owning Shares will not be treated as having made a distribution to the IRA owner or plan participant under Code section 408(m) solely by virtue of owning those shares. If a redemption of Shares results in the delivery of gold to an IRA or Tax-Qualified Account, however, that exchange would constitute the acquisition of a collectible to the extent provided under that section. See also “ERISA and Related Considerations.”
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
Estate and Gift Tax Considerations for Non-U.S. Investors
Individuals who are neither citizens nor residents (as determined for federal estate and gift tax purposes) of the United States (collectively, “Non-Residents”) are subject to estate tax on all property that has a U.S. “situs.” Shares may well be considered to have a U.S. situs for these purposes. If Shares are so considered, they would be includible in the U.S. gross estate of a Non-Resident investor; federal estate tax is imposed at rates of up to 40% of the fair market value of the U.S. taxable estate. In addition, the federal “generation-skipping transfer tax” may apply in certain circumstances. The estate of a Non-Resident investor who was resident in a country that has an estate tax treaty with the United States may be entitled to benefit from such treaty.
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
U.S. Information Reporting and Withholding
The Trustee will make information available that will enable brokers and custodians through which investors hold Shares to prepare and file certain information returns with the IRS, and will provide certain tax-related information to investors, in connection with the Trust. To the extent required by applicable regulations, each investor will be provided with information regarding its allocable portion of the Trust’s annual income, deductions, gains and losses (if any). A U.S. Investor may be subject to federal backup withholding, at the rate of 28%, in certain circumstances unless it provides its taxpayer identification number to its broker and complies with certain certification procedures; the amount of any backup withholding will be allowed as a credit against an investor’s federal income tax liability and may entitle an investor to a refund, provided that the required information is furnished to the IRS. A non-U.S. Investor may have to comply with certification procedures to establish that it is not a U.S. Investor, and some non-U.S. Investors will be required to meet certain information reporting or certification requirements imposed by the Foreign Account Tax Compliance Act, to avoid withholding.
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
In contemplating an investment of a portion of Plan assets in Shares, the Plan fiduciary responsible for making such investment should carefully consider, taking into account the facts and circumstances of the Plan, the “Risk Factors” discussed below and whether such investment is consistent with its fiduciary responsibilities, including (1) whether the fiduciary has the authority to make the investment under the appropriate governing Plan instrument, (2) whether the investment would constitute a direct or indirect non-exempt prohibited transaction with a “party in interest” or “disqualified person,” (3) the Plan’s funding objectives, and (4) whether under the general fiduciary standards of investment prudence and diversification such investment is appropriate for the Plan, taking into account the Plan’s overall investment policy, the composition of its investment portfolio and its need for sufficient liquidity to pay benefits when due.

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
The Trust’s London Bars are generally accepted by institutional gold dealers without assaying because such London Bars are produced according to strict LBMA specifications and regularly audited to ensure that specifications meet those stated. When traded exclusively among certain institutional gold dealers, London Bars are considered to remain within the “chain of integrity.” By remaining in the chain of integrity, London Bars have historically been available at the lowest transaction costs of any gold bullion because assay costs are minimized. However, a London Bar that leaves the chain of integrity may need to be re-assayed. In addition to the costs associated with assaying, there may be significant delays in assaying gold, especially during times when gold may be in high demand, due to potential backlogs.
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
PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
(a)
The Trust was formed on May 6, 2014 (the “Date of Inception”) following an initial deposit of gold. The Trust’s Shares have been listed on the NYSE Arca under the symbol OUNZ since May 16, 2014. The following tables set out the range of high and low closing prices for the Shares as reported for NYSE Arca transactions for each of the quarters during the fiscal years ended January 31, 2016 and 2015:
Fiscal Year Ended January 31, 2016:
	High	Low
First Quarter	$12.69	$11.43
Second Quarter	12.23	10.82
Third Quarter	11.82	10.79
Fourth Quarter	11.28	10.46

Fiscal Year Ended January 31, 2015:
	High	Low
Second Quarter*	$13.37	$12.43
Third Quarter	13.12	11.70
Fourth Quarter	13.00	11.40
_____________________
*From May 16, 2014 until July 31, 2014.

(b)
Not applicable.
(c)
Although the Trust does not purchase Shares directly from its investors in connection with Delivery Applications or the redemption of Baskets, the Trust redeemed Shares as follows during the year ended January 31, 2016:
Period	Total Shares Redeemed	Average Ounces of Gold Per Share
First Quarter	300,000	0.009963682
Second Quarter	704	0.009952668
Third Quarter	—
Fourth Quarter	—

Item 6. Selected Financial Data
The following selected financial data for the reporting periods should be read in conjunction with the Trust’s financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
	January 31, 2016	January 31, 2015

Net assets	$83,657,961	$64,750,583
Net investment loss	(277,150)	(154,685)
Net realized gain (loss) from gold bullion	(222,753)	5,978
Net change in unrealized appreciation (depreciation) on investment gold bullion	(7,683,821)	(1,188,296)
Net investment loss per Share	(.05)	(0.04)
Net realized and unrealized gain (loss) from gold bullion per Share	(1.48)	(0.45)

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
Introduction
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

13.5
13.0
12.5
12.0
11.5
11.0
10.5
10.0
MERK
OUNZ NAV per Share
London PM Gold Fix 1/100th
5/16/14
6/16/14
7/16/14
8/16/14
9/16/14
10/16/14
11/16/14
12/16/14
1/16/15
2/16/15
3/16/15
4/16/15
5/16/15
6/16/15
7/16/15
8/16/15
9/16/15
10/16/15
11/16/15
12/16/15
1/16/16

Source: Merk Investments, Bloomberg

NAV per Share vs. 1/100th Gold Fix from the Date of Inception to January 31, 2016
The divergence of the NAV per Share from the gold price over time reflects the cumulative effect of the Trust expenses that arise if an investment had been held since inception.
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
London Gold Delivery Bars are held by the Custodian, on behalf of the Trust, at the London, United Kingdom vaulting premises. All gold is valued based on its Fine Ounce content, calculated by multiplying the weight of gold by its purity; the same methodology is applied independent of the type of gold held by the Trust; similarly, the value of up to 430 Fine Ounces of unallocated gold the Trust may hold is calculated by multiplying the number of Fine Ounces with the price of gold determined by the Trustee as follows.  The Trustee values the gold held by the Trust based on the afternoon session of the twice daily fix of the price of a Fine Ounce of gold which starts at 3:00 PM London, England time and is performed in London by the ICE Benchmark Administration as an independent third-party administrator (the “LBMA PM Gold Price”).  The Trustee also determines the NAV per Share.  If on a day when the Trust’s NAV is being calculated the LBMA PM Gold Price for that day is not available, the Trustee will value the gold held by the Trust based on that day’s morning session of the twice daily fix of the price of a Fine Ounce of gold, which starts at 10:30 AM London, England time and is performed in London by the ICE Benchmark Administration as a independent third-party administrator (the “LBMA AM Gold Price”).  If no fix is available for the day, the Trustee will value the Trust’s gold based on the most recently announced LBMA AM Gold Price or LBMA PM Gold Price.  Prior to March 20, 2015, the Trustee utilized the daily fix of the price of a Fine Ounce of golf as performed by the five members of the London gold fix, which has now been replaced by the ICE Benchmark Administration as an independent third-party administrator.
	Ounces	Fair Value

Beginning balance as of February 1, 2015	51,379	$64,750,586
Gold bullion contributed	26,862	30,430,586
Gold bullion distributed	(2,996)	(3,616,635)
Change in unrealized depreciation	—	(7,683,821)
Realized gain from gold distributed from in-kind	—	(222,753)
Ending balance as of January 31, 2016	75,245	$83,657,963

Under the Custody Agreement, the Trustee, the Sponsor and the Sponsor’s auditors and inspectors may visit the premises of the Custodian for the purpose of examining the Trust’s gold and certain related records maintained by the Custodian.
The Sponsor exercised its right to visit the Custodian’s premises and inspect the Trust’s gold and related records on October 28, 2015.
On February 1, 2016, Inspectorate International Limited, a leading commodity inspection and testing company, confirmed that as of January 29, 2016, the Custodian’s records of gold held in the vault were accurate.
Shareholder Ownership
Merk Hard Currency Fund owned a market value of $21,975,780, which equates to 26.13% ownership in the Trust at January 31, 2016. The Sponsor acts as investment advisor to the Merk Hard Currency Fund.
Marketing Agent Agreement and Name Change
On October 22, 2015, the Sponsor and the Trustee entered into a First Amendment To Depositary Trust Agreement (the “First Trust Amendment”), amending the Trust Agreement to effectuate a change in the name of the Trust from “Merk Gold Trust” to “Van Eck Merk Gold Trust,” effective as of October 26, 2015. As a result of the name change, all references to “Merk Gold Trust” in the Trust Agreement were amended to read “Van Eck Merk Gold Trust,” and the shares offered by the Trust were known as the “Van Eck Merk Gold Shares”.
On October 22, 2015, the Sponsor, for the benefit of the Trust, entered into a Marketing Agent Agreement (the “Marketing Agreement”) with Van Eck Securities Corporation (“VanEck” or “Marketing Agent”). Pursuant to the Marketing Agreement, VanEck now provides assistance in the marketing of the Shares. The obligations created by the Marketing Agreement are obligations of the Sponsor of the Trust and any fees payable under the Marketing Agreement to VanEck are payable from the Sponsor’s fee (as calculated and defined in the Trust Agreement). The Trust will not incur additional financial or other performance obligations pursuant to the Marketing Agreement.

The Sponsor entered into the First Trust Amendment and effectuated the name change of the Trust in satisfaction of a term of the Marketing Agreement. The Marketing Agreement further grants VanEck the right to elect to replace Merk as the sponsor of the Trust under specific qualifying circumstances, subject to the execution and consummation of definitive agreements addressing all regulatory requirements applicable to such transaction and satisfaction of such requirements, and announcement and related reporting at such time. Specifically, VanEck has a right of first refusal for the purchase of the sponsorship of the Trust, and all rights attributable thereto, upon the earlier of a commitment for a change of control of Merk or 15 years from the date of the Marketing Agreement. Additionally, VanEck may elect to replace Merk as the sponsor of the Trust upon the earlier of the average daily net assets of the Trust during a calendar quarter not attributable to Shares held by Merk or its affiliates (“Third Party Assets”) equaling $500 million, or VanEck’s compensation under the fee provisions of the Marketing Agreement reaching in aggregate 10% of the gross proceeds from sale of the Shares (the “Maximum Fee”).
Merk further agreed that if the Third Party Assets equal or exceed $500 million, for such period as Merk remains sponsor of the Trust, VanEck may propose the rate of the Sponsor’s fee to Merk, which Merk shall not unreasonably reject and shall timely adopt if reasonable, provided, VanEck acknowledges that only the formal named sponsor of the Trust shall have the right to set the Sponsor’s fee at any time.
On April 28, 2016, the Sponsor and the Trustee entered into a Second Amendment to Depositary Trust Agreement (the “Second Trust Amendment”), amending the Trust Agreement to effectuate a second change in the name of the Trust from “Van Eck Merk Gold Trust” to “VanEck Merk Gold Trust,” at the request of the Marketing Agent to reflect its rebranding as “VanEck”.  As a result of the name change, all references to “Van Eck Merk Gold Trust” in the Trust Agreement were amended to read “VanEck Merk Gold Trust,” and the shares offered by the Trust are now known as the “VanEck Merk Gold Shares”.  Except for the name change effected pursuant to the Second Trust Amendment, the Trust Agreement remains in full force and effect on its existing terms.
Review of Financial Results
The NAV of the Trust is obtained by subtracting the Trust’s expenses and liabilities on any day from the value of the gold owned by the Trust on that day; the NAV per Share is obtained by dividing the NAV of the Trust on a given day by the number of Shares outstanding on that day.
Fiscal Year Ended January 31, 2016
The Trust’s NAV increased from $64,750,583 on January 31, 2015 to $83,657,961 on January 31, 2016, a 29.20% increase for the fiscal year. The increase in the Trust’s NAV resulted primarily from an increase in the number of Shares issued during the period, which rose from 5,152,630 Shares issued and outstanding on January 31, 2015 to 7,576,528 Shares issued and outstanding on January 31, 2016.
NAV per Share decreased 12.17% from $12.57 on January 31, 2015 to $11.04 on January 31, 2016. The Trust’s NAV per Share fell slightly more than the price per ounce of gold on a percentage basis due to the Sponsor’s Fee, which was $277,150 for the year, or 0.40% of the Trust’s assets on an annualized basis.
The NAV per Share of $12.69 on February 2, 2015 was the highest during the year, compared with a low of $10.43 on December 17, 2015.
Net decrease in net assets resulting from operations for the year ended January 31, 2016 was $8,183,724, resulting from a net loss of $222,753 from gold bullion distributed for redemptions offset by an unrealized loss on gold of $7,683,821 and Sponsor’s Fee of $277,150. Other than the Sponsor’s Fee, the Trust had no expenses during the year ended January 31, 2016.
From October 22, 2015, the date of initiation of the Marketing Agent’s efforts on behalf of the Trust, through January 31, 2016, the aggregate fees payable by the Sponsor to the Marketing Agent equaled $0, which represents 0% of the Maximum Fee potentially payable to the Marketing Agent pursuant to the Marketing Agent Agreement calculated as of January 31, 2016.

Fiscal Year Ended January 31, 2015
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
Net decrease in net assets resulting from operations for the year ended January 31, 2015 was $1,337,003, resulting from a net gain of $5,978 from gold bullion distributed for redemptions offset by an unrealized loss on gold of $1,188,296 and Sponsor’s Fee of $154,685. Other than the Sponsor’s Fee, the Trust had no expenses during the year ended January 31, 2015.
Liquidity
The Trust is not aware of any trends, demands, conditions or events that are reasonably likely to result in material changes to its liquidity needs. In exchange for a fee (the “Sponsor’s Fee”), the Sponsor has agreed to assume most of the expenses incurred by the Trust. As a result, the only expense of the Trust during the period covered by this report was the Sponsor’s Fee. The Trustee will not sell gold to pay the Sponsor’s Fee but will pay the Sponsor’s Fee through Share creation. At January 31, 2016, the Trust did not have any cash balances.
Item 7A. Quantitative and Qualitative Disclosures about Market Risk
Not applicable.
Item 8. Financial Statements

VanEck Merk Gold Trust
Quarterly Statements of Operations
For the year ended January 31, 2016

	(unaudited)
	Three Months ended April 30, 2015	Three Months ended July 31, 2015	Three Months ended October 31, 2015	Three Months ended January 31, 2016	Year ended January 31, 2016

EXPENSES
Sponsor's fees	$61,449	$61,286	$75,153	$79,262	$277,150
Total expenses	61,449	61,286	75,153	79,262	277,150

Net Investment loss	(61,449)	(61,286)	(75,153)	(79,262)	(277,150)

Net Realized and Unrealized Gain (Loss)
Net realized gain (loss) from gold bullion distributed for redemptions	(221,574)	(1,179)	—	(2,358)	(222,753)

Net change in unrealized appreciation (depreciation) on investment in gold bullion	(3,913,307)	(4,378,839)	2,563,332	(1,910,007)	(7,683,821)
Net realized and unrealized gain (loss) from operations	(4,134,881)	(4,380,018)	2,563,332	(1,955,007)	(7,906,574)

Net Increase (Decrease) in Net Assets resulting from operations	$(4,196,330)	$(4,441,304)	$2,488,179	$(2,034,269)	$(8,183,724)

VanEck Merk Gold Trust
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
 _______________________
*Commencement of operations
The audited financial statements required by Regulation S-X, with the report of the Trust’s independent registered public accounting firm, appear on pages F-1 to F-13 of this report.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
There have been no changes in accountants and no disagreements with accountants during the year ended January 31, 2016.
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
Under the supervision and with the participation of the principal executive officer and principal financial officer of the Sponsor, the Sponsor conducted an evaluation of the Trust’s disclosure controls and procedures, as defined under Exchange Act Rule 13a-15(e), as of January 31, 2016. Based on this evaluation, the principal executive officer and principal financial officer of the Sponsor concluded that the Trust’s disclosure controls and procedures were effective as of January 31, 2016.
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
The principal executive officer and principal financial officer of the Sponsor assessed the effectiveness of the Trust’s internal control over financial reporting as of January 31, 2016. In making this assessment, he used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013). Their assessment included an evaluation of the design of the Trust’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Based on their assessment and those criteria, the principal executive officer and then serving principal financial officer of the Sponsor concluded that the Trust maintained effective internal control over financial reporting as of January 31, 2016.
There have been no changes in the Trust’s internal control over financial reporting that occurred during the Trust’s recently completed fiscal year ended January 31, 2016 that have materially affected, or are reasonably likely to materially affect, the Trust’s internal control over financial reporting.
Item 9B. Other Information
On April 28, 2016, the Sponsor and the Trustee entered into a Second Amendment to Depositary Trust Agreement, amending the Trust Agreement to effectuate a change in the name of the Trust to “VanEck Merk Gold Trust” and a change in the name of the shares offered by the Trust to “VanEck Merk Gold Shares”.  Except for these changes, the Trust Agreement remains in full force and effect on its existing terms.  For additional information see the final paragraph under Item 7, “- Marketing Agent Agreement and Name Change,” incorporated by reference herein.

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
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters Security Ownership of Certain Beneficial Owners
Beneficial Ownership
Name and Address of Beneficial Owners(1)	Amount and Nature of Shares Beneficially Owned
	Number	Percentage
Merk Investments LLC; Merk Hard Currency Fund	2,329,211	30.74%

(1)
Beneficial ownership is as of January 31, 2016. Of the 2,329,211 shares being reported on, 349,411 shares (the “Sponsor Shares”) are held by Merk Investments LLC (the “Sponsor”) and the remaining 1,979,800 shares (the “Fund Shares”) are held by the Merk Hard Currency Fund (the “Fund”). The Sponsor holds sole voting and sole dispositive power over the Sponsor Shares. The Fund and the Sponsor, as investment advisor and manager of the Fund, share voting power over the Fund Shares.  The Sponsor, as investment advisor and manager of the Fund, holds sole dispositive power over the Fund Shares. The Sponsor and the Fund disclaim beneficial ownership of the Fund Shares. The Sponsor’s address is 555 Bryant St #455, Palo Alto, California 94301, and the Fund’s address is P.O. Box 558, Portland, Maine 04112. For additional information regarding the beneficial ownership of Sponsor and the Fund, please see Schedule 13G filed with the SEC on February 12, 2016.

Change of Control Arrangements
The Marketing Agreement grants VanEck the right to elect to replace Merk as the sponsor of the Trust under specific qualifying circumstances, subject to the execution and consummation of definitive agreements addressing all regulatory requirements applicable to such transaction and satisfaction of such requirements, and announcement and related reporting at such time. Specifically, VanEck has a right of first refusal for the purchase of the sponsorship of the Trust, and all rights attributable thereto, upon the earlier of a commitment for a change of control of Merk or 15 years from the date of the Marketing Agreement. Additionally, VanEck may elect to replace Merk as the sponsor of the Trust upon the earlier of the Third Party Assets equaling $500 million, or VanEck’s compensation under the fee provisions of the Marketing Agreement reaching in aggregate 10% of the gross proceeds from sale of the Shares.  See “Marketing Agent Agreement and Name Change” under Item 7.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
Not applicable.
Item 14. Principal Accounting Fees and Services.
Fees for services performed by BBD LLP, as paid by the Sponsor from the Sponsor’s Fee, for the year ending January 31, 2016 and the period ending January 31, 2015 were:
	2016	2015

Audit fees	$45,000	$45,000
Audit-related fees	—	—
Total	$45,000	$45,000

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

4.1(a)
Form of Depositary Trust Agreement between Merk Investments LLC, as sponsor, and The Bank of New York Mellon, as trustee (incorporated by reference to Exhibit 4.1 filed with Registration Statement No. 333-180868 on April 15, 2014)

4.1(b)
First Amendment To Depositary Trust Agreement, dated as of October 22, 2015, by and between Merk Investments LLC, as sponsor of the Trust, and The Bank of New York Mellon, as trustee of the Trust (incorporated by reference to Exhibit 4.1 filed with Current Report on Form 8-K on October 26, 2015)

4.1(c)	Second Amendment to the Depositary Trust Agreement, dated as of April 28, 2016, by and between Merk Investments LLC, as sponsor of the Trust, and The Bank of New York Mellon, as trustee of the Trust

4.2	Form of Authorized Participant Agreement (incorporated by reference to Exhibit 4.2 filed with Registration Statement No. 333-180868 on March 20, 2014)

4.3	Form of Certificate of Shares of the Trust (included as Exhibit A to the Depositary Trust Agreement)

10.1
Allocated Account Agreement between JPMorgan Chase Bank, N.A., as custodian, and The Bank of New York Mellon, solely in its capacity as trustee of the Merk Gold Trust, dated May 6, 2014 (incorporated by reference to Exhibit 10.1 filed with Registration Statement No. 333-180868 on May 7, 2014)

10.2
Unallocated Account Agreement between JPMorgan Chase Bank, N.A., as custodian, and The Bank of New York Mellon, solely in its capacity as trustee of the Merk Gold Trust, dated May 6, 2014 (incorporated by reference to Exhibit 10.2 filed with Registration Statement No. 333-180868 on May 7, 2014)

10.3
Transaction and Shipping Agreement by and between Merk Investments LLC, as sponsor of the Merk Gold Trust, and Coins ‘N Things Inc., dated May 2, 2014 (incorporated by reference to Exhibit 10.4 filed with Registration Statement No. 333-180868 on May 7, 2014)

10.4
Marketing Agent Agreement between Merk Investments LLC, as sponsor of the Trust, and Van Eck Securities Corporation, dated October 22, 2015 (incorporated by reference to Exhibit 10.1 filed with Current Report on Form 8-K on October 26, 2015)

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

VANECK MERK GOLD TRUST
FINANCIAL STATEMENTS AS OF JANUARY 31, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Sponsor, Trustee and the Shareholders of VanEck Merk Gold Trust
We have audited the accompanying statements of assets and liabilities of VanEck Merk Gold Trust (the “Trust”, previously known as Merk Gold Trust), including the schedules of investment, as of January 31, 2016 and 2015, and the related statements of operations, the statements of changes in net assets and the financial highlights for the year ended January 31, 2016 and the period May 6, 2014 (commencement of operations) through January 31, 2015.  These financial statements and financial highlights are the responsibility of the Sponsor’s management.  Our responsibility is to express an opinion on these financial statements and financial highlights based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements and financial highlights are free of material misstatement.  The Trust is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Trust’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the financial statements and financial highlights referred to above present fairly, in all material respects, the financial position of VanEck Merk Gold Trust as of January 31, 2016 and 2015, and the results of its operations, the changes in its net assets and its financial highlights for the year ended January 31, 2016 and the period May 6, 2014 through January 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

/s/ BBD, LLP
BBD, LLP

Philadelphia, Pennsylvania
April 26, 2016

VanEck Merk Gold Trust
Statements of Assets and Liabilities

	January 31, 2016	January 31, 2015
Assets
Investments in gold bullion (cost $ 92,530,080 and $ 65,938,882, respectively)	$83,657,963	$64,750,586
Receivable from capital shares sold	—	20,597
Total Assets	83,657,963	64,771,183

Liabilities
Sponsor's fee payable	2	20,600
Total Liabilities	2	20,600
Net Assets	$83,657,961	$64,750,583

Net Assets Consists of:
Paid-in-capital	$93,178,688	$66,087,586
Accumulated net investment loss	(431,835)	(154,685)
Accumulated net realized gain (loss)	(216,775)	5,978
Unrealized appreciation (depreciation) on investment in gold bullion	(8,872,117)	(1,188,296)
	$83,657,961	$64,750,583

Shares issued and outstanding (no par value)	7,576,528	5,152,630
Net asset value per share	$11.04	$12.57

See notes to financial statements.

VanEck Merk Gold Trust
Statements of Operations

	For the Year ended January 31, 2016	For the Period May 6, 2014* to January 31, 2015
Expenses
Sponsor’s fee	$277,150	$154,685
Total expenses	277,150	154,685

Net investment loss	(277,150)	(154,685)

Net Realized and Unrealized Gain (Loss)
Net realized gain (loss) from gold bullion distributed for redemptions	(222,753)	5,978
Net change in unrealized appreciation (depreciation) on investment in gold bullion	(7,683,821)	(1,188,296)
Net realized and unrealized gain (loss) from operations	(7,906,574)	(1,182,318)

Net Decrease in Net Assets resulting from operations	$(8,183,724)	$(1,337,003)

* Commencement of operations.

See notes to financial statements.

VanEck Merk Gold Trust
Statements of Changes in Net Assets

	For the Year ended January 31, 2016	For the Period May 6, 2014* to January 31, 2015

Net Assets - beginning of period	$64,750,583	$1,306,250
Creations	30,707,737	65,559,010
Redemptions	(3,616,635)	(777,674)
Net Investment loss	(277,150)	(154,685)
Net realized gain (loss) from gold bullion distributed for redemptions	(222,753)	5,978
Net change in unrealized appreciation (depreciation) on investment in gold bullion	(7,683,821)	(1,188,296)
Net Assets - end of period	$83,657,961	$64,750,583

* Commencement of operations

See notes to financial statements.

VanEck Merk Gold Trust
Financial Highlights
Per Share Performance (for a share outstanding throughout each period)

	For the Year ended January 31, 2016	For the Period May 6, 2014* to January 31, 2015

Net asset value per share, beginning of period	$12.57	$13.06

Net investment loss (a)	(0.05)	(0.04)
Net realized and unrealized gain (loss) on investment in gold bullion	(1.48)	(0.45)
Net change in net assets from operations	(1.53)	(0.49)
Net asset value per Share, end of period	$11.04	$12.57

Total return, at net asset value (b)	(12.17)%	(3.75)%

Ratio to average net assets (c)
Net investment loss	(0.40)%	(0.40)%

Net expenses	0.40%	0.40%

* Commencement of operations.

(a) Calculated using average shares outstanding
(b) Not Annualized
(c) Annualized

See notes to financial statements.

VanEck Merk Gold Trust
Schedules of Investment

January 31, 2016
	Fine Ounces	Cost	Value	% of Net Assets
Gold Bullion	75,245	$92,530,080	$83,657,963	100%
Total Investments		$92,530,080	$83,657,963	100%
Liabilities in excess of other assets			(2)	0.00	%(a)
Net Assets			$83,657,961	100.00%

January 31, 2015
	Fine Ounces	Cost	Value	% of Net Assets
Gold Bullion	51,379	$65,938,882	$64,750,586	100%
Total Investments		$65,938,882	$64,750,586	100%
Liabilities in excess of other assets			(3)	0.00	%(a)
Net Assets			$64,750,583	100.00%

(a) Amount is less than 0.005%

See notes to financial statements.

VanEck Merk Gold Trust
Notes to Financial Statements
1. ORGANIZATION
The VanEck Merk Gold Trust (the “Trust”; known as the Merk Gold Trust prior to October 26, 2015 and then as the Van Eck Merk Gold Trust prior to April 28, 2016) is an investment trust formed on May 6, 2014 under New York law pursuant to a depository trust agreement. After consideration of Financial Accounting Standards Topic 946, Merk Investments LLC (the “Sponsor”) has concluded the Trust meets the fundamental characteristics of an investment company. In addition, while the Trust does not currently possess all of the typical characteristics of an investment company, it believes its activities are consistent with those of an investment company and will therefore apply the guidance in Financial Accounting Standards Topic 946, including disclosure of the financial support contractually required to be provided by an investment company to any of its investees. The Sponsor is responsible for, among other things, overseeing the performance of The Bank of New York Mellon (the “Trustee”) and the Trust’s principal service providers, including the preparation of financial statements. The Trustee is responsible for the day-to-day administration of the Trust.
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
The accompanying audited financial statements were prepared in accordance with GAAP for interim financial information and with the instructions for the Form 10-K and the rules and regulations of the United States Securities and Exchange Commission. In the opinion of the Trust’s management, all adjustments (which consists of normal recurring adjustments) necessary to present fairly the financial position and the results of operations, as presented, have been made.
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
The following table summarizes the inputs used as of January 31, 2016 in determining the Trust’s investments at fair value for purposes of ASC 820:
	Level 1	Level 2	Level 3
Investment in Gold	$83,657,963	$-	$-
Total	$83,657,963	$-	$-

There were no transfers between levels during the period.
The following table summarizes the inputs used as of January 31, 2015 in determining the Trust’s investments at fair value for purposes of ASC 820:
	Level 1	Level 2	Level 3
Investment in Gold	$64,750,586	$-	$-
Total	$64,750,586	$-	$-

There were no transfers between levels during the period.
London Gold Delivery Bars are held by JPMorgan Chase Bank, N.A. (the “Custodian”), on behalf of the Trust, at the London, United Kingdom vaulting premises. All gold is valued based on its Fine Ounce content, calculated by multiplying the weight of gold by its purity; the same methodology is applied independent of the type of gold held by the Trust; similarly, the value of up to 430 Fine Ounces of unallocated gold the Trust may hold is calculated by multiplying the number of Fine Ounces with the price of gold determined by the Trustee as follows.  The Trustee determines the net asset value (the “NAV”) of the Trust on each day that NYSE Arca is open for regular trading, as promptly as practical after 4:00 PM New York time.  The NAV of the Trust is the aggregate value of the Trust’s assets less its estimated accrued but unpaid liabilities (which include accrued expenses).  The Trustee computes the NAV per Share by dividing the net assets of the Trust by the number of the shares outstanding on the date the computation is made.
In determining the Trust’s NAV, the Trustee values the gold held by the Trust based on the afternoon session of the twice daily fix of the price of a Fine Ounce of gold which starts at 3:00 PM London, England time and is performed in London by the ICE Benchmark Administration as an independent third-party administrator (the “LBMA PM Gold Price”).  The Trustee also determines the NAV per Share.  If on a day when the Trust’s NAV is being calculated the LBMA PM Gold Price for that day is not available, the Trustee will value the gold held by the Trust based on that day’s morning session of the twice daily fix of the price of a Fine Ounce of gold, which starts at 10:30 AM London, England time and is performed in London by the ICE Benchmark Administration as a independent third-party administrator (the “LBMA AM Gold Price”).  If no fix is available for the day, the Trustee will value the Trust’s gold based on the most recently announced LBMA AM Gold Price or LBMA PM Gold Price.  Prior to March 20, 2015, the Trustee utilized the daily fix of the price of a Fine Ounce of golf as performed by the five members of the London gold fix, which has now been replaced by the ICE Benchmark Administration as an independent third-party administrator.
2.2. Expenses
The Trustee issues shares to pay the Sponsor’s fee; the Sponsor pays the Trust’s ordinary expenses. The NAV of the Trust is used to compute the Sponsor’s fee, and the Trustee subtracts from the NAV of the Trust the amount of accrued Sponsor’s fee. To the extent the Trust issues additional shares to pay the Sponsor’s fee or sells gold to cover expenses or liabilities, the amount of gold represented by each share will decrease. New deposits of gold, received in exchange for new shares issued by the Trust, would not reverse this trend.
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
Changes in the shares for the year ending January 31, 2016 are as follows:

	Shares	Amount

Shares, beginning of year at February 1, 2015	5,152,630	$66,087,586

Shares issued	2,724,602	30,707,737

Shares redeemed	(300,704)	(3,616,635)

Shares, end of year at January 31, 2016	7,576,528	$93,178,688

Changes in the shares for the period ending January 31, 2015 are as follows:
	Shares	Amount

Shares, beginning of period at May 6, 2014	100,000	$1,306,250

Shares issued	5,112,551	65,559,010

Shares redeemed	(59,921)	(777,674)

Shares, end of period at January 31, 2015	5,152,630	$66,087,586

2.4. Income Taxes
The Trust is treated as a “grantor trust” for US federal tax purposes. As a result, the Trust itself is not subject to US federal income tax. Instead, the Trust's income and expenses “flow through” to the shareholders and the Trustee reports the Trust's income, gains, losses and deductions to the Internal Revenue Service on that basis.
The Sponsor has evaluated whether or not there are uncertain tax positions that require financial statement recognition and has determined that no reserves for uncertain tax positions are required as of January 31, 2016.
2.5. Revenue Recognition Policy
A gain or loss is recognized based on the difference between the selling price and the average cost method of the gold sold on a trade date basis.
3. INVESTMENT IN GOLD
The following represents the changes in ounces of gold and the respective fair value at January 31, 2016:
	Ounces	Fair Value

Beginning balance as of February 1, 2015	51,379	$64,750,586
Gold bullion contributed	26,862	30,430,586
Gold bullion distributed	(2,996)	(3,616,635)
Change in unrealized depreciation	—	(7,683,821)
Realized gain from gold distributed from in-kind	—	(222,753)

Ending balance as of January 31, 2016	75,245	$83,657,963

The following represents the changes in ounces of gold and the respective fair value at January 31, 2015:

	Ounces	Fair Value

Beginning balance as of May 6, 2014	1,000	$1,306,250
Gold bullion contributed	50,978	65,404,328
Gold bullion distributed	(599)	(777,674)
Change in unrealized depreciation	—	(1,188,296)
Realized gain from gold distributed from in-kind	—	5,978

Ending balance as of January 31, 2015	51,379	$64,750,586
4. RELATED PARTIES - SPONSOR, TRUSTEE, CUSTODIAN AND MARKETING FEES
Fees paid are to the Sponsor as compensation for services performed under the Trust Agreement. The Sponsor's fee is payable at an annualized rate of 0.40% of the Trust’s NAV, accrued on a daily basis computed on the prior Business Day’s NAV and paid monthly in arrears.
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
On October 22, 2015, the Sponsor, for the benefit of the Trust, entered into a Marketing Agent Agreement (the “Marketing Agreement”) with Van Eck Securities Corporation (“VanEck” or “Marketing Agent”).  Pursuant to the Marketing Agreement, VanEck now provides assistance in the marketing of the Shares.  The obligations created by the Marketing Agreement are the obligations of the Sponsor of the Trust and any fees payable under the Marketing Agreement to VanEck are payable from the Sponsor’s fee (as calculated and defined in the Trust Agreement).  The Trust will not incur additional financial or other performance obligations pursuant to the Marketing Agreement.
5. SHAREHOLDER OWNERSHIP
Merk Hard Currency Fund owned a market value of $21,975,780 (1,979,800 shares) which equates to 26.13% ownership in the Trust at January 31, 2016.
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

MERK INVESTMENTS LLC
Sponsor of the VanEck Merk Gold Trust

Date: April 29, 2016	/s/ Axel Merk
Axel Merk
President and Chief Investment Officer
(Principal Executive Officer and Principal Financial Officer)

* The Registrant is a trust and the person is signing in his capacity as an officer of Merk Investments LLC, the Sponsor of the Registrant.