Form 10-K/A
period 2016-01-31
VanEck Merk Gold Trust
filed 2016-04-29
CIK 1546652

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10‑K/A
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

EXPLANATORY NOTE

This amendment to the Annual Report on Form 10-K filed April 29, 2016, furnishes the Interactive Data (XBRL) files for such report, which were inadvertently not included at the time of the initial filing.  For ease of reference the entire Annual Report on Form 10-K for the VanEck Merk Gold Trust for the period ended January 31, 2016, including all other exhibits filed therewith, are included with this amended filing.

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