Form 10-Q
period 2016-04-30
VanEck Merk Gold Trust
filed 2016-06-14
CIK 1546652

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2016

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

44 Montgomery St #3730

San Francisco, California 94104

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

As of April 30, 2016, the issuer had 8,525,374 shares outstanding.

VANECK MERK GOLD TRUST

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

VanEck Merk Gold Trust

Statements of Assets and Liabilities

	April 30, 2016	January 31, 2016
	(unaudited)
Assets
Investments in gold bullion (cost $104,014,498 and $92,530,080, respectively)	$108,749,701	$83,657,963
Total Assets	108,749,701	83,657,963

Liabilities
Sponsor's fee payable	11	2
Total Liabilities	11	2

Net Assets	$108,749,690	$83,657,961

Net Assets Consists of:
Paid-in-capital	$104,758,862	$93,178,688
Accumulated net investment loss	(528,986)	(431,835)
Accumulated net realized gain (loss)	(215,389)	(216,775)
Unrealized appreciation (depreciation) on investment in gold bullion	4,735,203	(8,872,117)
	$108,749,690	$83,657,961

Shares issued and outstanding (no par value)	8,525,374	7,576,528
Net asset value per share	$12.76	$11.04

See notes to unaudited financial statements.

VanEck Merk Gold Trust

Statements of Operations

	For the three months ended April 30, 2016	For the three months ended April 30, 2015
	(unaudited)	(unaudited)
Expenses
Sponsor’s fees	$97,151	$61,449
Total expenses	97,151	61,449
Net investment loss	(97,151)	(61,449)

Net Realized and Unrealized Gain (Loss)
Net realized gain (loss) from gold bullion distributed for redemptions	1,386	(221,574)
Net change in unrealized appreciation (depreciation) on investment in gold bullion	13,607,320	(3,913,307)
Net realized and unrealized gain (loss) from operations	13,608,706	(4,134,881)

Net Increase (Decrease) in Net Assets resulting from operations	$13,511,555	$(4,196,330)

See notes to unaudited financial statements.

VanEck Merk Gold Trust

Statements of Changes in Net Assets

	For the three months ended April 30, 2016	For the Year ended January 31, 2016
	(unaudited)
Net Assets - beginning of period	$83,657,961	$64,750,583
Creations	11,690,941	30,707,737
Redemptions	(110,767)	(3,616,635)
Net investment loss	(97,151)	(277,150)
Net realized gain (loss) from gold bullion distributed for redemptions	1,386	(222,753)
Net change in unrealized appreciation (depreciation) on investment in gold bullion	13,607,320	(7,683,821)
Net Assets - end of period	$108,749,690	$83,657,961

See notes to unaudited financial statements.

VanEck Merk Gold Trust

Financial Highlights

Per Share Performance (for a share outstanding throughout each period)

	For the three months ended April 30, 2016	For the three months ended April 30, 2015
	(unaudited)	(unaudited)

Net asset value per share, beginning of period	$11.04	$12.57
Net investment loss (a)	(0.01)	(0.01)
Net realized and unrealized gain (loss) on investment in gold bullion	1.73	(0.80)
Net change in net assets from operations	1.72	(0.81)
Net asset value per share, end of period	$12.76	$11.76

Total return, at net asset value (b)	15.58%	(6.44)%

Ratio to average net assets (c)
Net investment loss	(0.40)%	(0.40)%
Net expenses	0.40%	0.40%

(a)	Calculated using average shares outstanding
(b)	Not Annualized
(c)	Annualized

See notes to unaudited financial statements.

VanEck Merk Gold Trust

Schedules of Investment

April 30, 2016 (unaudited)
	Fine Ounces	Cost	Value	% of Net Assets
Gold Bullion	84,587	$104,014,498	$108,749,701	100.00%
Total Investments		$104,014,498	$108,749,701	0.00%
Liabilities in excess of other assets			(11)	0.00	%(a)
Net Assets			$108,749,690	100.00%

January 31, 2016
	Fine Ounces	Cost	Value	% of Net Assets
Gold Bullion	75,245	$92,530,080	$83,657,963	100.00%
Total Investments		$92,530,080	$83,657,963	100.00%
Liabilities in excess of other assets			(2)	0.00	%(a)
Net Assets			$83,657,961	100.00%

(a)	Amount is less than 0.005%

See notes to unaudited financial statements.

VanEck Merk Gold Trust

Notes to Unaudited Financial Statements

1. ORGANIZATION

The VanEck Merk Gold Trust (the “Trust”; known as the Merk Gold Trust prior to October 26, 2015 and then as the Van Eck Merk Gold Trust prior to April 28, 2016) is an investment trust formed on May 6, 2014 under New York law pursuant to a depositary trust agreement. After consideration of Financial Accounting Standards Topic 946, Merk Investments LLC (the “Sponsor”) has concluded the Trust meets the fundamental characteristics of an investment company. In addition, while the Trust does not currently possess all of the typical characteristics of an investment company, it believes its activities are consistent with those of an investment company and will therefore apply the guidance in Financial Accounting Standards Topic 946, including disclosure of the financial support contractually required to be provided by an investment company to any of its investees. The Sponsor is responsible for, among other things, overseeing the performance of The Bank of New York Mellon (the “Trustee”) and the Trust’s principal service providers, including the preparation of financial statements. The Trustee is responsible for the day-to-day administration of the Trust.

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

The accompanying audited and unaudited financial statements were prepared in accordance with GAAP for interim financial information and with the instructions for the Form 10-K and the rules and regulations of the United States Securities and Exchange Commission. In the opinion of the Trust’s management, all adjustments (which consists of normal recurring adjustments) necessary to present fairly the financial position and the results of operations, as presented, have been made.

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

The following table summarizes the inputs used as of April 30, 2016 in determining the Trust’s investments at fair value for purposes of ASC 820:

	Level 1	Level 2	Level 3
Investment in Gold	$108,749,701	$-	$-
Total	$108,749,701	$-	$-

There were no transfers between levels during the period.

The following table summarizes the inputs used as of January 31, 2016 in determining the Trust’s investments at fair value for purposes of ASC 820:

	Level 1	Level 2	Level 3
Investment in Gold	$83,657,963	$-	$-
Total	$83,657,963	$-	$-

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

Changes in the shares for the period ending April 30, 2016 are as follows:

	Shares	Amount
Shares, beginning of period at February 1, 2016	7,576,528	$93,178,688
Shares issued	957,813	11,690,941
Shares redeemed	(8,967)	(110,767)
Shares, end of period at April 30, 2016	8,525,374	$104,758,862

Changes in the shares for the period ending January 31, 2016 are as follows:

	Shares	Amount
Shares, beginning of period at February 1, 2015	5,152,630	$66,087,586
Shares issued	2,724,602	30,707,737
Shares redeemed	(300,704)	(3,616,635)
Shares, end of period at January 31, 2016	7,576,528	$93,178,688

2.4. Income Taxes

The Trust is treated as a “grantor trust” for US federal tax purposes. As a result, the Trust itself is not subject to US federal income tax. Instead, the Trust's income and expenses “flow through” to the shareholders and the Trustee reports the Trust's income, gains, losses and deductions to the Internal Revenue Service on that basis.

The Sponsor has evaluated whether or not there are uncertain tax positions that require financial statement recognition and has determined that no reserves for uncertain tax positions are required as of April 30, 2016.

2.5. Revenue Recognition Policy

A gain or loss is recognized based on the difference between the selling price and the average cost method of the gold sold on a trade date basis.

3. INVESTMENT IN GOLD

The following represents the changes in ounces of gold and the respective fair value at April 30, 2016:

	Ounces	Fair Value

Beginning balance as of February 1, 2016	75,245	$83,657,963
Gold bullion contributed	9,431	11,593,799
Gold bullion distributed	(89)	(110,767)
Change in unrealized depreciation	—	13,607,320
Realized gain from gold distributed from in-kind	—	1,386
Ending balance as of April 30, 2016	84,587	$108,749,701

The following represents the changes in ounces of gold and the respective fair value at January 31, 2016:

	Ounces	Fair Value

Beginning balance as of February 1, 2015	51,379	$64,750,586
Gold bullion contributed	26,862	30,430,586
Gold bullion distributed	(2,996)	(3,616,635)
Change in unrealized depreciation	—	(7,683,821)
Realized gain from gold distributed from in-kind	—	(222,753)
Ending balance as of January 31, 2016	75,245	$83,657,963

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

5. SHAREHOLDER OWNERSHIP

Merk Hard Currency Fund owned a market value of $23,789,767 (1,852,800 shares) which equates to 21.73% ownership in the Trust as of April 30, 2016.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This information should be read in conjunction with the unaudited financial statements and notes to the unaudited financial statements included in Item 1 of Part 1 of this Form 10-Q. The discussion and analysis that follows may contain forward-looking statements with respect to the VanEck Merk Gold Trust’s financial conditions, operations, future performance and business. These statements can be identified by the use of the words “may,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or similar words and phrases. These statements are based upon certain assumptions and analyses Merk Investments LLC, the Sponsor, has made based on its perception of historical trends, current conditions and expected future developments. Neither the Trust nor the Sponsor is under a duty to update any of the forward looking statements, to conform such statements to actual results or to reflect a change in management’s expectations or predictions.

Introduction

The VanEck Merk Gold Trust (the “Trust”; known as the Merk Gold Trust prior to October 26, 2015 and then as the Van Eck Merk Gold Trust prior to April 28, 2016) was formed pursuant to a depositary trust agreement (the “Trust Agreement”) on May 6, 2014 under New York law. The Trust is not managed like a corporation or an active investment vehicle. It does not have any officers, directors, or employees and is administered by The Bank of New York Mellon (the “Trustee”) pursuant to the Trust Agreement. The Trust is not registered as an investment company under the Investment Company Act of 1940, as amended, and is not required to register under such act. It will not hold or trade in commodity futures contracts, nor is it a commodity pool, or subject to regulation as a commodity pool operator or a commodity trading adviser in connection with issuing shares.

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

Recent Events

On October 22, 2015, the Sponsor and the Trustee entered into a First Amendment To Depositary Trust Agreement (the “First Trust Amendment”), amending the Trust Agreement, dated as of May 6, 2014, to effectuate a change in the name of the Trust from “Merk Gold Trust” to “Van Eck Merk Gold Trust,” effective as of October 26, 2015. As a result of the name change, all references to “Merk Gold Trust” in the Trust Agreement were amended to read “Van Eck Merk Gold Trust,” and the shares offered by the Trust were known as the “Van Eck Merk Gold Shares” (“Shares”).

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

Results from Operations

The Three Months Ended April 30, 2016 Compared to the Three Months Ended April 30, 2015

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

The Trust’s net asset value, or NAV, as of April 30, 2016 was $108,749,690, compared to $60,053,583 as of April 30, 2015. Outstanding shares as of April 30, 2016 were 8,525,374, compared to 5,107,796 shares outstanding as of April 30, 2015. Additionally, 7,813 shares were created in the quarter ended April 30, 2016 for Sponsor’s fees, compared to 5,166 shares for such purpose in the quarter ended April 30, 2015. The increase in Sponsor’s fees shares is a result of the increased NAV of the Trust, as Sponsor’s fees are payable at an annualized rate of 0.40% of the Trust’s NAV, accrued on a daily basis computed on the prior business day’s NAV and paid monthly in arrears.

The Trust’s NAV per share increased approximately 16% during the quarter ended April 30, 2016, starting at $11.04 per share and ending at $12.76 per share, compared to a decrease of 6.44%, from $12.57 to $11.76 during the quarter ended April 30, 2015. The Trust’s NAV per share increased slightly less than the price per ounce of gold on a percentage basis due to the Sponsor’s fees, which were 7,813 shares in total for the quarter ended April 30, 2016, compared with 5,166 shares paid as Sponsor’s fees in the quarter ended April 30, 2015. The NAV per share of $12.76 on April 29, 2016 was the highest during the quarter, compared with a low of $11.19 on February 1, 2016.

The change in net assets from operations for the quarter ended April 30, 2016 was $13,511,555, resulting from the Sponsor’s fees of $(97,151), a net realized gain on gold bullion distributed for the redemption of shares of $1,386 and a net change in unrealized appreciation/depreciation on investments in gold bullion of $13,607,320. In comparison, the change in net assets from operations for the quarter ended April 30, 2015 was $(4,196,330) resulting from the sponsor fee of $(61,449), a net realized loss of $(221,574) on gold bullion distributed for the redemption of shares and a net change in unrealized appreciation/depreciation on investments in gold bullion of $(3,913,307).

Other than the Sponsor’s fee, the Trust had no expenses during the quarter ended April 30, 2016 or the quarter ended April 30, 2015.

From October 22, 2015, the date of initiation of the Marketing Agent’s efforts on behalf of the Trust, through April 30, 2016, the aggregate fees payable by the Sponsor to the Marketing Agent equaled $0, which represents 0% of the Maximum Fee potentially payable to the Marketing Agent pursuant to the Marketing Agent Agreement calculated as of April 30, 2016.

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

The Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s gold as necessary to pay the Trust’s expenses not otherwise assumed by the Sponsor. The Trustee will not sell gold to pay the Sponsor’s fee but will pay the Sponsor’s fee in shares in lieu of cash. At April 30, 2016 and at April 30, 2015, the Trust did not have any cash balances.

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

Under the supervision and with the participation of the principal executive officer and principal financial officer of the Sponsor, the Sponsor conducted an evaluation of the Trust’s disclosure controls and procedures, as defined under Exchange Act Rules 13a-15(e) and 15d-15(e). Based on this evaluation, the principal executive officer and principal financial officer of the Sponsor concluded that, as of April 30, 2016, the Trust’s disclosure controls and procedures were effective.

There have been no changes in the Trust’s or Sponsor’s internal control over financial reporting that occurred during the Trust’s fiscal quarter ended April 30, 2016 that have materially affected, or are reasonably likely to materially affect, the Trust’s or Sponsor’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

You should carefully consider the factors discussed under the caption “Risk Factors” beginning on page 25 of our Annual Report on Form 10-K/A (the “Annual Report”), filed with the Securities and Exchange Commission on April 29, 2016, which could materially affect our business, financial condition or future results. There have been no material changes in our risk factors from those disclosed in the Annual Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

a) None.

b) Not applicable.

c)

Shares Redeemed Per Month in the Quarter ended April 30, 2016	Total Shares Redeemed	Average Ounces of Gold Per Share
Period
02/01/16 to 02/29/16	8,967	0.010
03/01/16 to 03/31/16	-	0.010
04/01/16 to 04/30/16	-	0.010
	8,967

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibits No.	Description

31.1	Certification by Principal Executive Officer and Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned in its capacities* thereunto duly authorized.

MERK INVESTMENTS LLC
Sponsor of the VanEck Merk Gold Trust

Date: June 14, 2016	/s/ Axel Merk
Axel Merk
President and Chief Executive Officer
(Principal Executive Officer and Principal Financial Officer)

* The Registrant is a trust and the person is signing in his capacities as officers of Merk Investments LLC, the Sponsor of the Registrant.

