Form 10-Q
period 2016-07-31
VanEck Merk Gold Trust
filed 2016-09-12
CIK 1546652

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2016

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

As of July 31, 2016, the issuer had 11,936,241 shares outstanding.

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

VanEck Merk Gold Trust

Statements of Assets and Liabilities

	July 31, 2016 (unaudited)	January 31, 2016
Assets
Investments in gold bullion (cost $ 146,155,649 and $ 92,530,080, respectively)	$158,773,377	$83,657,963
Total Assets	158,773,377	83,657,963

Liabilities
Sponsor's fee payable	12	2
Total Liabilities	12	2

Net Assets	$158,773,365	$83,657,961

Net Assets Consists of:
Paid-in-capital	$147,039,587	$93,178,688
Accumulated net investment loss	(668,561)	(431,835)
Accumulated net realized loss	(215,389)	(216,775)
Unrealized appreciation (depreciation) on investment in gold bullion	12,617,728	(8,872,117)
	$158,773,365	$83,657,961

Shares issued and outstanding (no par value)	11,936,241	7,576,528
Net asset value per share	$13.30	$11.04

See notes to unaudited financial statements.

VanEck Merk Gold Trust

Statements of Operations

	For the three months ended July 31, 2016 (unaudited)	For the three months ended July 31, 2015 (unaudited)	For the six months ended July 31, 2016 (unaudited)	For the six months ended July 31, 2015 (unaudited)

Expenses
Sponsor's fees	$139,575	$61,286	$236,726	$122,735
Total Expenses	139,575	61,286	236,726	122,735
Net investment loss	(139,575)	(61,286)	(236,726)	(122,735)

Net Realized and Unrealized Gain (Loss)
Net realized gain (loss) from gold bullion distributed for redemptions	—	(1,179)	1,386	(222,753)
Net change in unrealized appreciation (depreciation) on investment in gold bullion	7,882,525	(4,378,839)	21,489,845	(8,292,146)
Net realized and unrealized gain (loss) from operations	7,882,525	(4,380,018)	21,491,231	(8,514,899)

Net Increase (Decrease) in Net Assets resulting from operations	$7,742,950	$(4,441,304)	$21,254,505	$(8,637,634)

See notes to unaudited financial statements

VanEck Merk Gold Trust

Statements of Changes in Net Assets

	For the six months ended July 31, 2016 (unaudited)	For the Year ended January 31, 2016

Net Assets - beginning of period	$83,657,961	$64,750,583
Creations	53,971,666	30,707,737
Redemptions	(110,767)	(3,616,635)
Net Investment loss	(236,726)	(277,150)
Net realized gain (loss) from gold bullion distributed for redemptions	1,386	(222,753)
Net change in unrealized appreciation (depreciation) on investment in gold bullion	21,489,845	(7,683,821)
Net Assets - end of period	$158,773,365	$83,657,961

See notes to unaudited financial statements.

VanEck Merk Gold Trust

Financial Highlights

Per Share Performance (for a share outstanding throughout each period)

	For the three months ended July 31, 2016 (unaudited)	For the three months ended July 31, 2015 (unaudited)	For the six months ended July 31, 2016 (unaudited)	For the six months ended July 31, 2015 (unaudited)

Net asset value per share, beginning of period	$12.76	$11.76	$11.04	$12.57

Net investment loss (a)	(0.01)	(0.01)	(0.02)	(0.02)
Net realized and unrealized gain (loss) on investment in gold bullion	0.55	(0.82)	2.28	(1.62)
Net change in net assets from operations	0.54	(0.83)	2.26	(1.64)
Net asset value per share, end of period	$13.30	$10.93	$13.30	$10.93

Total return, at net asset value (b)	4.23%	(7.06)%	20.47%	(13.05)%

Ratio to average net assets (c)
Net investment loss	(0.40)%	(0.40)%	(0.40)%	(0.40)%
Net expenses	0.40%	0.40%	0.40%	0.40%

(a) Calculated using average shares outstanding

(b) Not Annualized

(c) Annualized

See notes to unaudited financial statements.

VanEck Merk Gold Trust

Schedules of Investments

July 31, 2016 (unaudited)
	Fine Ounces	Cost	Value	% of Net Assets
Gold Bullion	118,311	$146,155,649	$158,773,377	100.00%
Total Investments		$146,155,649	$158,773,377	100.00%
Liabilities in excess of other assets			(12)	0.00	%(a)
Net Assets			$158,773,365	100.00%

January 31, 2016
	Fine Ounces	Cost	Value	% of Net Assets
Gold Bullion	75,245	$92,530,080	$83,657,963	100.00%
Total Investments		$92,530,080	$83,657,963	100.00%
Liabilities in excess of other assets			(2)	0.00	%(a)
Net Assets			$83,657,961	100.00%

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

The following table summarizes the inputs used as of July 31, 2016 in determining the Trust’s investments at fair value for purposes of ASC 820:

	Level 1	Level 2	Level 3
Investment in Gold	$158,773,377	$-	$-
Total	$158,773,377	$-	$-

There were no transfers between levels during the period.

The following table summarizes the inputs used as of January 31, 2016 in determining the Trust’s investments at fair value for purposes of ASC 820:

	Level 1	Level 2	Level 3
Investment in Gold	$83,657,963	$-	$-
Total	$83,657,963	$-	$-

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

Changes in the shares for the period ending July 31, 2016 are as follows:

	Shares	Amount
Shares, beginning of period at February 1, 2016	7,576,528	$93,178,688
Shares issued	4,368,680	53,971,666
Shares redeemed	(8,967)	(110,767)
Shares, end of period at July 31, 2016	11,936,241	$147,039,587

Changes in the shares for the year ending January 31, 2016 are as follows:

	Shares	Amount
Shares, beginning of period at February 1, 2015	5,152,630	$66,087,586
Shares issued	2,724,602	30,707,737
Shares redeemed	(300,704)	(3,616,635)
Shares, end of period at January 31, 2016	7,576,528	$93,178,688

2.4. Income Taxes

The Trust is treated as a “grantor trust” for US federal tax purposes. As a result, the Trust itself is not subject to US federal income tax. Instead, the Trust's income and expenses “flow through” to the shareholders and the Trustee reports the Trust's income, gains, losses and deductions to the Internal Revenue Service on that basis.

The Sponsor has evaluated whether or not there are uncertain tax positions that require financial statement recognition and has determined that no reserves for uncertain tax positions are required as of July 31, 2016.

2.5. Revenue Recognition Policy

A gain or loss is recognized based on the difference between the selling price and the average cost method of the gold sold on a trade date basis.

3. INVESTMENT IN GOLD

The following represents the changes in ounces of gold and the respective fair value at July 31, 2016:

	Ounces	Fair Value

Beginning balance as of February 1, 2016	75,245	$83,657,963
Gold bullion contributed	43,155	53,734,950
Gold bullion distributed	(89)	(110,767)
Change in unrealized appreciation (depreciation)	—	21,489,845
Realized gain from gold distributed from in-kind	—	1,386
Ending balance as of July 31, 2016	118,311	$158,773,377

The following represents the changes in ounces of gold and the respective fair value at January 31, 2016:

	Ounces	Fair Value

Beginning balance as of February 1, 2015	51,379	$64,750,586
Gold bullion contributed	26,862	30,430,586
Gold bullion distributed	(2,996)	(3,616,635)
Change in unrealized appreciation (depreciation)	—	(7,683,821)
Realized gain from gold distributed from in-kind	—	(222,753)
Ending balance as of January 31, 2016	75,245	$83,657,963

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

On October 22, 2015, the Sponsor, for the benefit of the Trust, entered into a Marketing Agent Agreement (the "Marketing Agreement") with Van Eck Securities Corporation ("VanEck" or "Marketing Agent"). Pursuant to the Marketing Agreement, VanEck now provides assistance in the marketing of the Shares. The obligations created by the Marketing Agreement are obligations of the Sponsor of the Trust and any fees payable under the Marketing Agreement to VanEck are payable from the Sponsor's fee (as calculated and defined in the Trust Agreement). The Trust will not incur additional financial or other performance obligations pursuant to the Marketing Agreement.

5. SHAREHOLDER OWNERSHIP

Merk Hard Currency Fund owned a market value of $20,100,476 (1,497,800 shares) which equates to 12.55% ownership in the Trust as of July 31, 2016.

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

The Quarter Ended July 31, 2016 and 2015

The Trust’s net asset value, or NAV, grew from $108,749,690 at April 30, 2016 to $158,773,365 at July 31, 2016, a 46% increase, compared to a 4.9% increase from $60,053,583 at April 30, 2015 to $62,987,480 at July 31, 2015. The increase in the Trust’s NAV in the quarter ended July 31, 2016 resulted from an increase in the price per share tied to the increasing price of gold and an increase in the number of outstanding shares, which rose from 8,525,374 shares at April 30, 2016 to 11,936,241 shares at July 31, 2016; the number of outstanding shares at July 31, 2015 was 5,762,437. Additionally, 10,867 shares were created in the quarter ended July 31, 2016 for Sponsor’s fees, compared to 5,345 shares for such purpose in the quarter ended July 31, 2015. The increase in Sponsor’s fees shares is a result of the increased NAV of the Trust, as Sponsor’s fees are payable at an annualized rate of 0.40% of the Trust’s NAV, accrued on a daily basis computed on the prior business day’s NAV and paid monthly in arrears.

The Trust’s NAV per share increased approximately 4% during the quarter ended July 31, 2016, starting at $12.76 per share and ending at $13.30 per share, compared to a decrease of approximately 7%, from $11.76 to $10.93 during the quarter ended July 31, 2015. The Trust’s NAV per share increased slightly less than the price per ounce of gold on a percentage basis due to the Sponsor’s fees. The NAV per share of $13.55 on July 6, 2016 was the highest during the quarter, compared with a low of $12.02 on May 31, 2016.

The change in net assets from operations for the quarter ended July 31, 2016 was $7,742,950, resulting from the Sponsor’s fees of $(139,575) and a net change in unrealized appreciation/depreciation on investments in gold bullion of $7,882,525. In comparison, the change in net assets from operations for the quarter ended July 31, 2015 was $(4,441,304) resulting from the sponsor fee of $(61,286), a net realized loss of $(1,179) on gold bullion distributed for the redemption of shares and a net change in unrealized appreciation/depreciation on investments in gold bullion of $(4,378,839).

Other than the Sponsor’s fees, the Trust had no expenses during the quarter ended July 31, 2016 or the quarter ended July 31, 2015.

The Six Months Ended July 31, 2016 and 2015

The Trust’s NAV grew from $83,657,961 at January 31, 2016 to $158,773,365 at July 31, 2016, a 90% increase. The increase in the Trust’s NAV resulted primarily from an increase in the price per share tied to the increasing price of gold and an increase in the number of outstanding shares, which rose from 7,576,528 shares at January 31, 2016 to 11,936,241 shares at July 31, 2016. In comparison, the Trust’s NAV decreased from $64,750,583 at January 31, 2015 to $62,987,480 at July 31, 2015, a 2.7% decrease, with an increase in the number of outstanding shares from 5,152,630 shares at January 31, 2015 to 5,762,437 shares at July 31, 2015. Additionally, 18,680 shares were created in the six months ended July 31, 2016 for Sponsor’s fees, compared to 10,511 shares for such purpose in the six months ended July 31, 2015.

The Trust’s NAV per share increased approximately 20% during the six months ended July 31, 2016, starting at $11.04 per share and ending at $13.30 per share, compared to a decrease of approximately 13%, from $12.57 to $10.93 during the six months ended July 31, 2015.

The Trust’s NAV per share increased slightly less than the price of gold on a percentage basis due to the Sponsor’s fees, which were $236,726 for the period, compared to $122,735 for the six months ended July 31, 2015. Other than the Sponsor’s fees, the Trust had no expenses during the six months ended July 31, 2016 or the six months ended July 31, 2015.

Marketing Agent Fees

From October 22, 2015, the date of initiation of the Marketing Agent’s efforts on behalf of the Trust, through July 31, 2016, the aggregate fees payable by the Sponsor to the Marketing Agent equaled $0, which represents 0% of the Maximum Fee potentially payable to the Marketing Agent pursuant to the Marketing Agent Agreement calculated as of July 31, 2016.

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

The Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s gold as necessary to pay the Trust’s expenses not otherwise assumed by the Sponsor. The Trustee will not sell gold to pay the Sponsor’s fee but will pay the Sponsor’s fee in shares in lieu of cash. At July 31, 2016 and at July 31, 2015, the Trust did not have any cash balances.

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

Under the supervision and with the participation of the principal executive officer and principal financial officer of the Sponsor, the Sponsor conducted an evaluation of the Trust’s disclosure controls and procedures, as defined under Exchange Act Rules 13a-15(e) and 15d-15(e). Based on this evaluation, the principal executive officer and principal financial officer of the Sponsor concluded that, as of July 31, 2016, the Trust’s disclosure controls and procedures were effective.

There have been no changes in the Trust’s or Sponsor’s internal control over financial reporting that occurred during the Trust’s fiscal quarter ended July 31, 2016 that have materially affected, or are reasonably likely to materially affect, the Trust’s or Sponsor’s internal control over financial reporting.

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

a) None.

b) Not applicable.

c) No shares were redeemed during the quarter ended July 31, 2016.

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

MERK INVESTMENTS LLC
Sponsor of the VanEck Merk Gold Trust

Date: September 12, 2016	/s/ Axel Merk
Axel Merk
President and Chief Executive Officer
(Principal Executive Officer and Principal Financial Officer)

* The Registrant is a trust and the person is signing in his capacities as officers of Merk Investments LLC, the Sponsor of the Registrant.

