Form 10-Q
period 2016-10-31
VanEck Merk Gold Trust
filed 2016-12-14
CIK 1546652

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2016

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

As of October 31, 2016, the issuer had 12,778,772 shares outstanding.

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

VanEck Merk Gold Trust

Statements of Assets and Liabilities

	October 31, 2016 (unaudited)	January 31, 2016
Assets
Investments in gold bullion (cost $156,953,027 and $92,530,080, respectively)	$160,951,105	$83,657,963
Total Assets	160,951,105	83,657,963

Liabilities
Sponsor's fee payable	6	2
Total Liabilities	6	2

Net Assets	$160,951,099	$83,657,961

Net Assets Consists of:
Paid-in-capital	$157,980,287	$93,178,688
Accumulated net investment loss	(830,058)	(431,835)
Accumulated net realized loss	(197,208)	(216,775)
Unrealized appreciation (depreciation) on investment in gold bullion	3,998,078	(8,872,117)
	$160,951,099	$83,657,961

Shares issued and outstanding (no par value)	12,778,772	7,576,528
Net asset value per share	$12.60	$11.04

See notes to unaudited financial statements.

VanEck Merk Gold Trust

Statements of Operations

	For the three months ended October 31, 2016 (unaudited)	For the three months ended October 31, 2015 (unaudited)	For the nine months ended October 31, 2016 (unaudited)	For the nine months ended October 31, 2015 (unaudited)

Expenses
Sponsor's fees	$161,497	$75,153	$398,223	$197,888
Total Expenses	161,497	75,153	398,223	197,888
Net investment loss	(161,497)	(75,153)	(398,223)	(197,888)
Net Realized and Unrealized Gain (Loss)
Net realized gain (loss) from gold bullion distributed for redemptions	18,181	—	19,567	(222,753)
Net change in unrealized appreciation (depreciation) on investment in gold bullion	(8,619,650)	2,563,332	12,870,195	(5,728,814)
Net realized and unrealized gain (loss) from operations	(8,601,469)	2,563,332	12,889,762	(5,951,567)

Net Increase (Decrease) in Net Assets resulting from operations	$(8,762,966)	$2,488,179	$12,491,539	$(6,149,455)

See notes to unaudited financial statements.

VanEck Merk Gold Trust

Statements of Changes in Net Assets

	For the nine months ended October 31, 2016 (unaudited)	For the Year ended January 31, 2016

Net Assets - beginning of period	$83,657,961	$64,750,583
Creations	65,175,963	30,707,737
Redemptions	(374,364)	(3,616,635)
Net Investment loss	(398,223)	(277,150)
Net realized gain (loss) from gold bullion distributed for redemptions	19,567	(222,753)
Net change in unrealized appreciation (depreciation) on investment in gold bullion	12,870,195	(7,683,821)
Net Assets - end of period	$160,951,099	$83,657,961

See notes to unaudited financial statements.

VanEck Merk Gold Trust

Financial Highlights

Per Share Performance (for a share outstanding throughout each period)

	For the three months ended October 31, 2016 (unaudited)	For the three months ended October 31, 2015 (unaudited)	For the nine months ended October 31, 2016 (unaudited)	For the nine months ended October 31, 2015 (unaudited)

Net asset value per share, beginning of period	$13.30	$10.93	$11.04	$12.57

Net investment loss (a)	(0.01)	(0.01)	(0.04)	(0.03)
Net realized and unrealized gain (loss) on investment in gold bullion	(0.69)	0.44	1.60	(1.18)
Net change in net assets from operations	(0.70)	0.43	1.56	(1.21)
Net asset value per share, end of period	$12.60	$11.36	$12.60	$11.36

Total return, at net asset value (b)	(5.26)%	3.93%	14.13%	(9.63)%

Ratio to average net assets (c)
Net investment loss	(0.40)%	(0.40)%	(0.40)%	(0.40)%
Net expenses	0.40%	0.40%	0.40%	0.40%

(a) Calculated using average shares outstanding.

(b) Not Annualized.

(c) Annualized.

See notes to unaudited financial statements.

VanEck Merk Gold Trust

Schedules of Investments

October 31, 2016 (unaudited)

	Fine Ounces	Cost	Value	% of Net Assets
Gold Bullion	126,534	$156,953,027	$160,951,105	100.00%
Total Investments		$156,953,027	$160,951,105	100.00%
Liabilities in excess of other assets			(6)	0.00	%(a)
Net Assets			$160,951,099	100.00%

January 31, 2016

	Fine Ounces	Cost	Value	% of Net Assets
Gold Bullion	75,245	$92,530,080	$83,657,963	100.00%
Total Investments		$92,530,080	$83,657,963	100.00%
Liabilities in excess of other assets			(2)	0.00	%(a)
Net Assets			$83,657,961	100.00%

(a) Amount is less than 0.005%.

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

The following table summarizes the inputs used as of October 31, 2016 in determining the Trust’s investments at fair value for purposes of ASC 820:

	Level 1	Level 2	Level 3
Investment in Gold	$160,951,105	$-	$-
Total	$160,951,105	$-	$-

There were no transfers between levels during the period.

The following table summarizes the inputs used as of January 31, 2016 in determining the Trust’s investments at fair value for purposes of ASC 820:

	Level 1	Level 2	Level 3
Investment in Gold	$83,657,963	$-	$-
Total	$83,657,963	$-	$-

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

Changes in the shares for the period ending October 31, 2016 are as follows:

	Shares	Amount
Shares, beginning of period at February 1, 2016	7,576,528	$93,178,688
Shares issued	5,231,203	65,175,963
Shares redeemed	(28,959)	(374,364)
Shares, end of period at October 31, 2016	12,778,772	$157,980,287

Changes in the shares for the year ending January 31, 2016 are as follows:

	Shares	Amount
Shares, beginning of period at February 1, 2015	5,152,630	$66,087,586
Shares issued	2,724,602	30,707,737
Shares redeemed	(300,704)	(3,616,635)
Shares, end of period at January 31, 2016	7,576,528	$93,178,688

2.4. Income Taxes

The Trust is treated as a “grantor trust” for US federal tax purposes. As a result, the Trust itself is not subject to US federal income tax. Instead, the Trust's income and expenses “flow through” to the shareholders and the Trustee reports the Trust's income, gains, losses and deductions to the Internal Revenue Service on that basis.

The Sponsor has evaluated whether or not there are uncertain tax positions that require financial statement recognition and has determined that no reserves for uncertain tax positions are required as of October 31, 2016.

2.5. Revenue Recognition Policy

A gain or loss is recognized based on the difference between the selling price and the average cost method of the gold sold on a trade date basis.

3. INVESTMENT IN GOLD

The following represents the changes in ounces of gold and the respective fair value at October 31, 2016:

	Ounces	Fair Value

Beginning balance as of February 1, 2016	75,245	$83,657,963
Gold bullion contributed	51,576	64,777,744
Gold bullion distributed	(287)	(374,364)
Change in unrealized appreciation (depreciation)	—	12,870,195
Realized gain from gold distributed from in-kind	—	19,567
Ending balance as of October 31, 2016	126,534	$160,951,105

The following represents the changes in ounces of gold and the respective fair value at January 31, 2016:

	Ounces	Fair Value

Beginning balance as of February 1, 2015	51,379	$64,750,586
Gold bullion contributed	26,862	30,430,586
Gold bullion distributed	(2,996)	(3,616,635)
Change in unrealized appreciation (depreciation)	—	(7,683,821)
Realized gain from gold distributed from in-kind	—	(222,753)
Ending balance as of January 31, 2016	75,245	$83,657,963

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

5. SHAREHOLDER OWNERSHIP

Merk Hard Currency Fund owned a market value of $17,696,148 (1,397,800 shares) which equates to 10.94% ownership in the Trust as of October 31, 2016.

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

Van Eck Agreements

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

The Quarter Ended October 31, 2016 and 2015

The Trust’s net asset value, or NAV, grew from $158,773,365 at July 31, 2016 to $160,951,099 at October 31, 2016, a 1% increase, compared to a 26% increase from $62,987,480 at July 31, 2015 to $79,145,619 at October 31, 2015. The increase in the Trust’s NAV in the quarter ended October 31, 2016 resulted from an increase in the number of outstanding shares, which rose from 11,936,241 shares at July 31, 2016 to 12,778,772 shares at October 31, 2016; the number of outstanding shares at October 31, 2015 was 6,969,119. Additionally, 12,523 shares were created in the quarter ended October 31, 2016 for Sponsor’s fees, compared to 6,682 shares for such purpose in the quarter ended October 31, 2015. The increase in Sponsor’s fees shares is a result of the increased NAV of the Trust, as Sponsor’s fees are payable at an annualized rate of 0.40% of the Trust’s NAV, accrued on a daily basis computed on the prior business day’s NAV and paid monthly in arrears.

The Trust’s NAV per share decreased approximately 5% during the quarter ended October 31, 2016, starting at $13.30 per share and ending at $12.60 per share, compared to an increase of approximately 4%, from $10.93 to $11.36 during the quarter ended October 31, 2015. The Trust’s NAV per share decreased slightly more than the price per ounce of gold on a percentage basis due to the Sponsor’s fees. The NAV per share of $13.52 on August 2, 2016 was the highest during the quarter, compared with a low of $12.40 on October 14, 2016.

The change in net assets from operations for the quarter ended October 31, 2016 was $(8,762,966), resulting from the Sponsor’s fees of $(161,497), a net realized gain of $18,181 on gold bullion distributed for the redemption of shares and a net change in unrealized appreciation/depreciation on investments in gold bullion of $(8,619,650). In comparison, the change in net assets from operations for the quarter ended October 31, 2015 was $2,488,179 resulting from the Sponsor’s fees of $(75,153), no net realized loss or gain on gold bullion distributed for the redemption of shares and a net change in unrealized appreciation/depreciation on investments in gold bullion of $2,563,332.

Other than the Sponsor’s fees, the Trust had no expenses during the quarter ended October 31, 2016 or the quarter ended October 31, 2015.

The Nine Months Ended October 31, 2016 and 2015

The Trust’s NAV grew from $83,657,961 at January 31, 2016 to $160,951,099 at October 31, 2016, a 92% increase. The increase in the Trust’s NAV resulted primarily from an increase in the price per share tied to the increasing price of gold and an increase in the number of outstanding shares, which rose from 7,576,528 shares at January 31, 2016 to 12,778,772 shares at October 31, 2016. In comparison, the Trust’s NAV increased from $64,750,583 at January 31, 2015 to $79,145,619 at October 31, 2015, a 22% increase, with an increase in the number of outstanding shares from 5,152,630 shares at January 31, 2015 to 6,969,119 shares at October 31, 2015. Additionally, 31,203 shares were created in the nine months ended October 31, 2016 for Sponsor’s fees, compared to 17,193 shares for such purpose in the nine months ended October 31, 2015.

The Trust’s NAV per share increased approximately 14% during the nine months ended October 31, 2016, starting at $11.04 per share and ending at $12.60 per share, compared to a decrease of approximately 10%, from $12.57 to $11.36 during the nine months ended October 31, 2015.

The Trust’s NAV per share increased slightly less than the price of gold on a percentage basis due to the Sponsor’s fees, which were $398,223 for the period, compared to $197,888 for the nine months ended October 31, 2015. Other than the Sponsor’s fees, the Trust had no expenses during the nine months ended October 31, 2016 or the nine months ended October 31, 2015.

Marketing Agent Fees

From October 22, 2015, the date of initiation of the Marketing Agent’s efforts on behalf of the Trust, through October 31, 2016, the aggregate fees payable by the Sponsor to the Marketing Agent equaled $0, which represents 0% of the Maximum Fee potentially payable to the Marketing Agent pursuant to the Marketing Agent Agreement calculated as of October 31, 2016.

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

The Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s gold as necessary to pay the Trust’s expenses not otherwise assumed by the Sponsor. The Trustee will not sell gold to pay the Sponsor’s fee but will pay the Sponsor’s fee in shares in lieu of cash. At October 31, 2016 and at October 31, 2015, the Trust did not have any cash balances.

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

Under the supervision and with the participation of the principal executive officer and principal financial officer of the Sponsor, the Sponsor conducted an evaluation of the Trust’s disclosure controls and procedures, as defined under Exchange Act Rules 13a-15(e) and 15d-15(e). Based on this evaluation, the principal executive officer and principal financial officer of the Sponsor concluded that, as of October 31, 2016, the Trust’s disclosure controls and procedures were effective.

There have been no changes in the Trust’s or Sponsor’s internal control over financial reporting that occurred during the Trust’s fiscal quarter ended October 31, 2016 that have materially affected, or are reasonably likely to materially affect, the Trust’s or Sponsor’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

a) None.

b) Not applicable.

c) 19,992 shares were redeemed during the quarter ended October 31, 2016.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibits No.	Description

4.1(a)	Form of Depositary Trust Agreement between Merk Investments LLC, as sponsor, and The Bank of New York Mellon, as trustee (incorporated by reference to Exhibit 4.1 filed with Registration Statement No. 333-180868 on April 15, 2014)

4.1(b)	First Amendment To Depositary Trust Agreement, dated as of October 22, 2015, by and between Merk Investments LLC, as sponsor of the Trust, and The Bank of New York Mellon, as trustee of the Trust (incorporated by reference to Exhibit 4.1 filed with Current Report on Form 8-K on October 26, 2015)

4.1(c)	Second Amendment to the Depositary Trust Agreement, dated as of April 28, 2016, by and between Merk Investments LLC, as sponsor of the Trust, and the Bank of New York Mellon, as trustee of the Trust (incorporated by reference to Exhibit 4.1(c) filed with Annual Report on Form 10-K/A on April 29, 2016)

31.1	Certification by Principal Executive Officer and Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned in its capacities* thereunto duly authorized.

MERK INVESTMENTS LLC
Sponsor of the VanEck Merk Gold Trust

Date: December 14, 2016	/s/ Axel Merk
Axel Merk
President and Chief Executive Officer
(Principal Executive Officer and Principal Financial Officer)

* The Registrant is a trust and the person is signing in his capacities as officers of Merk Investments LLC, the Sponsor of the Registrant.

