Form 10-K
period 2017-01-31
VanEck Merk Gold Trust
filed 2017-04-14
CIK 1546652

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2017

or

☐      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                   to

Commission File No. 001-36459

VANECK MERK GOLD TRUST

(Exact name of registrant as specified in its charter)

New York	46-6582016
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

c/o Merk Investments LLC 44 Montgomery St #3730, San Francisco, California	94104
(Address of principal executive offices)	(Zip Code)

(650) 323-4341

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
VanEck Merk Gold Shares	NYSE Arca

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of January 31, 2017, there were 10,290,267 VanEck Merk Gold Shares outstanding.

Documents incorporated by reference: None.

VANECK MERK GOLD TRUST

ANNUAL REPORT ON FORM 10-K

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

The redeemable value of the Shares increased from $11.10 at January 31, 2016 to $11.99 at January 31, 2017, the Trust’s fiscal year end. Outstanding Shares in the Trust increased from 7,576,528 Shares at January 31, 2016 to 10,290,267 Shares outstanding at January 31, 2017.

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

Investors may contact their broker-dealer to purchase and sell Shares. An investor who would like to take delivery of physical gold for its Shares is referred to as a Delivery Applicant:

●	A Delivery Applicant wishing to deliver Shares in exchange for physical gold must submit to the Sponsor a delivery application (“Delivery Application”) and payment for (1) the applicable processing fees, and (2) the applicable delivery fees to cover the cost of preparing and transporting physical gold from the Custodian or the precious metals dealer from which they were obtained to the location specified by the Delivery Applicant in the Delivery Application. The number of Shares to be delivered must (i) correspond to at least one Fine Ounce of gold and (ii) have a minimum dollar value in an amount that is specified by the Sponsor from time to time on the Trust’s website. Taking delivery of physical gold is subject to guidelines intended to minimize the amount of cash that will be distributed with physical gold. The Delivery Application is not binding until the Shares are delivered to the Trust.

●	Upon pre-approval of the Delivery Application by the Sponsor, a Delivery Applicant shall instruct its broker dealer to submit the Delivery Application and transfer the Shares to the Trustee; the submission and transfer by the broker-dealer will be a binding and irrevocable request to take delivery of physical gold in exchange for Shares based on instructions in the Delivery Application (a “Share Submission”).

●	Once the Trustee has received a Delivery Applicant’s Share Submission, a number of Fine Ounces of physical gold not exceeding the Fine Ounces represented by the Shares surrendered will be delivered to the Delivery Applicant based on instructions in the Delivery Application. To the extent a Delivery Application specifies London Bars, physical gold will be delivered by the Custodian; to the extent the Delivery Application specifies physical gold other than London Bars, if available, gold held by the Trust will be exchanged with the help of a precious metals dealer and delivered to the Delivery Applicant. The Delivery Application process is designed to keep the Fine Ounces represented by the Share Submission as close as possible to the Fine Ounces of the gold delivered. Any excess Fine Ounces included in the Share Submission will be sold by the Custodian and the Trustee will deliver proceeds to DTC with instructions to credit the Delivery Applicant’s brokerage account.

The Shares are intended to constitute a cost-efficient mechanism for investors to make an investment in gold. Although the Shares are not the exact equivalent of an investment in gold, they provide investors with an alternative that allows a level of participation in the gold market through the securities market. The Shares are:

●	Listed and trade on NYSE Arca like other exchange-traded securities under the symbol “OUNZ.”

●	Easily accessible to investors through traditional brokerage accounts.

●	Backed by allocated gold held by the Custodian and no more than 430 Fine Ounces of unallocated gold held with the Custodian.

●	Different from other financial products that gain exposure to gold in that other financial products may use derivatives to gain exposure to the price of gold.

●	Cost efficient because the expenses involved in an investment in physical gold are dispersed among all investors in the Shares.

Overview of the Gold Industry

Gold demand

Today, gold is used as both a commodity and a store of value. The first category includes gold jewelry and the gold that has been manufactured into industrial products. The second category includes gold reserves held by the official sector and private investors.

Jewelry demand

Jewelry demand has historically accounted for the largest component of total gold demand. At the end of 2016 the estimated total existing above-ground stock of gold amounted to 6.0 billion Ounces1, and about half of the estimated total has been used in jewelry.

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

Gold jewelry demand on average has been around 71.7 million Ounces per year from the period of 2007 to 2016. Total annual jewelry demand amounted to 60.8 million Ounces in 2016. The largest decline was in 2016, down 21.0% or 16.2 million Ounces. Gold jewelry demand, as a proportion of total gold demand, has been trending downward, from 84.4% of total demand in 2007 to 53.1% in 2016. In 2016 gold jewelry demand fell to 60.8 million Ounces largely due to the slowing economy of China and adverse policy changes by the government of India.

Industrial and medical demand

In addition to its application in jewelry, gold has been widely used in manufacturing and medical treatment. In 2016 9.94%2 of gold demand came from industrial fabrication. From the period of 2007 to 2016, over half of industrial demand has been derived from electronic component manufacturing, in large part due to gold’s high electronic conductivity and natural resistance to corrosion. Gold is also used for industrial decoration, such as gold plating and coating.

Industrial use of gold is more common in the developed world, whereas most of the gold fabrication in developing nations is typically for jewelry. Demand for gold used in electronics manufacturing fell sharply in 2009, down 11.7% from 2008, likely caused by weak economic conditions, but it rebounded 17.3% in 2010. From 2010 thereafter, demand for gold used in electronics fell every year between 2010 and 2016, from 11.1 million Ounces per year in 2010 to 8.2 million Ounces per year in 2016.

1 Source: Thomson Reuters GFMS Gold Survey 2017

2 Source: Thomson Reuters GFMS Gold Survey 2017

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

Investment demand

Around 2.3 billion Ounces of above-ground gold was held as an investment or store of value, accounting for 38.2% of the estimated total: Under half of this amount was held by the official sector. In 2016, the official stock purchased by the official sector rose 7.6 million Ounces.

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

Over the past decade, there has been a steady rise in the number of investors worldwide holding gold. A large part of this trend has been the advent and proliferation of gold-tracking exchange-traded funds, which allow investors greater access to investments in gold. In 2016, net retail investment demand represented 29.7% of the total annual gold demand, up substantially from 1.7% in 2000.

Sources of gold supply

Sources of gold supply include mine production, secondary supply from recycled gold and official sector sales.

Mine production

The largest portion of gold supply comes from mine production, including gold produced both from primary deposits and from secondary deposits where the gold is mined as a by-product. All the recorded gold ever mined in human history amounts to approximately 6.02 billion Ounces, or 187,200 metric tons. To put this in perspective, all the gold ever mined would only fill two Olympic-sized swimming pools.

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

Over recent years, gold has been increasingly mined in developing countries; China is currently the world’s largest gold producing country. In 2016, gold output in China was 14.0 million Ounces, accounting for 14% of total world production, followed by Australia and Russia, with 9% and 8% of total production respectively. South African gold production further declined to 5 million Ounces in 2016, accounting for 5% of total annual output.

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

Recycled gold supply is highly affected by gold prices and economic conditions. Supplies reached elevated levels during the 1997-1998 Asian financial crisis, and more recently hit a record of 41.2 million Ounces in 2009, spurred by the global financial crisis and rising gold prices. Since then, the total amount of scrap gold has come down to 40.8 million Ounces in 2016.

China, India, and Turkey the three largest countries supplying recycled gold, accounting for 34.8% of total recycled gold recovered in 2016. China is now the largest scrap-supplying nation, supplying 7.5 million Ounces, or 18.3% of total secondary supply, in 2016. India and Turkey contributed 10.4% and 6.1% to the total secondary gold supply, respectively, in 2016.

Official sector sales

Approximately 19.0%3 of total above-ground gold stock is held by the official sector, a proportion that had declined over recent years before the global financial crisis. During 1989-2007, official sector sales outstripped annual purchases, meaning the official sector became a net seller of gold to the private sector.

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

Since the onset of the financial crisis, the official sector reversed its role as a net seller over the previous nineteen years. From 2008 to 2013, the official sector was a net purchaser of 60.0 million Ounces of gold. Central banks of major developing economies, including the People’s Bank of China, the Reserve Bank of India and the Russian central bank, have substantially increased gold reserves. In September 2009, the IMF Executive Board approved the sale of 13.0 million Ounces, approximately one-eighth of the Fund’s total holdings of gold, to help boost its lending resources. The IMF completed the gold sales program in December 2010. In 2016, the largest purchasers of gold in the official sector once again belonged to the Central Bank of Russia and China. The net buying from the Central Bank of Russia was 6.5 million Ounces. China announced an official acquisition of 2.6 million Ounces in 2016.

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

Futures and options exchanges

The major futures and options exchanges include the New York Commodities Exchange (“COMEX”) (an affiliate of the Chicago Mercantile Exchange, Inc.), the Multi Commodity Exchange of India (“MCX”), the Tokyo Commodities Exchange (“Tocom”), and the Shanghai Futures Exchange (“SHFE”). Other leading exchanges for gold derivatives trading include NYSE Liffe and Dubai Gold & Commodities Exchange. Gold futures and options are traded on these exchanges in standardized transaction sizes and delivery dates. Only a small portion of the gold futures market turnover is typically physically delivered.

The COMEX is the largest gold futures and options exchange. In 2016, it represented approximately 74% of global futures and options trading volume4. In 2007, the Chicago Mercantile Exchange merged with the CBOT to form the Chicago Mercantile Exchange Group (the “CME Group”), and in 2008 the CME Group acquired the COMEX.

3 Source: Thomson Reuters GFMS Gold Survey 2017

4  Source: Thomson Reuters GFMS Gold Survey 2017

In 2016, the Shanghai Futures Exchange (“SHFE”) was the world’s second largest futures exchange in terms of gold futures trading volume, accounting for around 14.3% of the world total. The Shanghai Gold Exchange (“SGE”) accounted for about 4.9% of total gold futures trading volume in 2016. During the same period, all of the four largest exchanges experienced an increase in the trading volume of gold futures and options, with SGE gaining 61.8% year-over-year.

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

Historical movements in the gold price

The following chart illustrates the historical movements in the price of gold for the period January 1970 to January 2017, measured in U.S. dollar per Ounce.

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

●	However, as the Federal Reserve Bank began to reduce interest rates in response to the subprime mortgage crisis in August 2007, the gold price rallied again. The continued reduction in the Federal Funds rate may have helped drive the price of gold to a fresh high above $1,010 in March 2008.

●	As the subprime mortgage problems escalated into a global financial crisis in late 2008 and the Eurozone debt crisis deepened in 2011, the gold price successively reached new record highs. The gold price reached a historically high level of $1,900.23 on September 5, 2011. Market concerns surrounding the implications of monetary policies, political uncertainty, sovereign credit risks and U.S. dollar weakness may have underpinned gold demand as a store of value through this period.

Gold continued to decline in 2015, in part from market expectations of a Fed rate hike. In 2016, Gold started off at its lows of $1,061.42 per Ounce. The metal reached a high of $1,366.38 per Ounce on July 8th, 2016 before ending the year at $1,152.27 per Ounce while never touching or going below the start of the year’s gold price.

Volatility

Annualized Standard Deviation

	S&P 500	Spot Gold	Spot Silver
1991-1995	10.31%	10.57%	24.83%
1996-2000	18.42%	12.98%	22.08%
2001-2005	18.22%	14.45%	22.86%
2006-2010	24.95%	22.28%	38.40%
2011-2015	15.46%	17.01%	30.84%
2016	13.09%	15.50%	24.25%

Source: Bloomberg, Merk Investments LLC

Gold price volatility was 10.57% during 1991-1995 and rose to 12.98% for the period of 1996- 2000, 14.45% of 2001-2005 and 22.28% of 2006-2010. Gold price volatility has declined to 17.01% during the 2011-2015 period. In 2016, gold price volatility came down further to 15.50%. The price of gold has historically been less volatile than other commodities such as silver. This lower volatility may reflect gold’s role as a financial asset and the much broader liquid financial market that gold has compared to other commodities. Also, the daily return on gold price was less volatile than the S&P 500 index during 1996-2010, but it has been slightly higher than that of the S&P 500 from January 2011 to December 2016.

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

The Sponsor’s Fee for the year ended January 31, 2017 was $532,642.

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

Creation Procedures - Authorized Participants

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

Redemption Procedures - Authorized Participants

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

The Custodian will arrange for the redemption amount in gold to be transferred from the Trust Allocated Account to the Trust Unallocated Account and, thereafter, to the redeeming Authorized Participant’s unallocated account. The Authorized Participant and the Trust each are at risk in respect of gold credited to their respective unallocated accounts in the event of the Custodian’s insolvency. See “Risk Factors - The Trust Would Be An Unsecured Creditor of the Custodian in the Event of Insolvency.”

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

The Sponsor

The Sponsor, Merk Investments LLC, is a Delaware limited liability company. The Sponsor’s office is located at 44 Montgomery Street, #3730, San Francisco, California, 94104. The Sponsor has provided investment advisory services to mutual funds since 2005. As of December 31, 2016, the Sponsor had approximately $276 million of assets under management. The Sponsor’s role is discussed below, and it has undertaken the responsibilities set forth below.

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

The Sponsor exercised its right to visit the Custodian’s premises and inspect the Trust’s gold and related records on September 16, 2016.

Inspectorate International Limited, a leading commodity inspection and testing company, conducted physical gold audits of the Trust as of August 3, 2016, as well as of January 31, 2017.

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

The tax treatment of investors may vary depending on their own particular circumstances. Certain investors - including banks, thrift institutions and certain other financial institutions, insurance companies, tax-exempt organizations, brokers and dealers in securities or currencies, certain securities traders, persons holding Shares as a position in a “hedging,” “straddle,” “conversion” or “constructive sale” transaction (as those terms are defined in the authorities mentioned above), qualified pension and profit-sharing plans, individual retirement accounts (“IRAs”), certain other tax-deferred accounts, U.S. expatriates, persons whose “functional currency” is not the U.S. dollar, persons subject to the federal alternative minimum tax, foreign investors (except as specifically provided under “Income Taxation of Non-U.S. Investors” and “Estate and Gift Tax Considerations for Non-U.S. Investors” below) and other investors with special circumstances - may be subject to special rules not discussed below. In addition, the following discussion applies only to investors who will hold Shares as “capital assets” (as defined in section 1221 of the Code).

The discussion below does not address the effect of any state, local or foreign tax law on an investor. Purchasers of Shares are urged to consult their own tax advisers with respect to all federal, state, local and foreign tax law considerations potentially applicable to their investment in Shares.

For purposes of this discussion, a “U.S. Investor” is an investor who or that is:

●	An individual who is treated as a citizen or resident of the United States for federal tax purposes;

●	A corporation or partnership (or other entity treated as such for those purposes) that is created or organized in the United States or under the laws of the United States or any state thereof or the District of Columbia;

●	An estate other than an estate the income of which, from non-U.S. sources that is not effectively connected with the conduct of a trade or business within the United States, is not includible in gross income;

●	A trust if a court within the United States is able to exercise primary supervision over the administration of the trust and one or more persons described in any of the three preceding clauses have the authority to control all substantial decisions of the trust; or

●	An eligible trust that has made a valid election under applicable Treasury regulations to continue to be treated as a domestic trust.

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

The Shares are intended to track the performance of the price of gold. The value of the Shares relates directly to the value of the gold owned by the Trust. Therefore, the value of the Shares will fluctuate with the price of gold. The price of gold has fluctuated widely over the past several years. This exposes your investment in Shares to potential losses. Several factors may affect the price of gold and, as a result, the value of the Shares, including the following:

●	Global supply and demand, which is influenced by factors including (1) forward selling by gold producers, (2) purchases made by gold producers to unwind gold hedge positions, (3) central bank purchases and sales, (4) production and cost levels in major gold-producing countries and (5) new production projects;

●	Investors’ expectations regarding future inflation rates;

●	Currency exchange rate volatility;

●	Interest rate volatility; and

●	Unexpected political, economic global or regional incidents.

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

Factors that May Cause a Decline in the Price of Gold

Several factors may have the effect of causing a decline in the prices of gold and a corresponding decline in the price of Shares, including:

●	A significant increase in gold hedging activity by gold producers. Should there be an increase in the level of hedge activity of gold producing companies, it could cause a decline in world gold prices, adversely affecting the price of the Shares.

●	A significant change in the attitude of speculators and investors toward gold. Should the speculative community take a negative view toward gold, it could cause a decline in world gold prices, negatively impacting the price of the Shares.

●	A widening of interest rate differentials between the cost of money and the cost of gold could negatively affect the price of gold which, in turn, could negatively affect the price of the Shares.

●	A combination of rising money interest rates and a continuation of the current low cost of borrowing gold could improve the economics of selling gold forward. This could result in an increase in hedging by gold mining companies and short selling by speculative interests, which would negatively affect the price of gold. Under such circumstances, the price of the Shares would be similarly affected.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a)

The Trust was formed on May 6, 2014 (the “Date of Inception”) following an initial deposit of gold. The Trust’s Shares have been listed on the NYSE Arca under the symbol OUNZ since May 16, 2014. The following tables set out the range of high and low closing prices for the Shares as reported for NYSE Arca transactions for each of the quarters during the fiscal years ended January 31, 2017 and 2016:

Fiscal Year Ended January 31, 2017:

	High	Low
First Quarter	$12.84	$11.21
Second Quarter	13.54	12.02
Third Quarter	13.53	12.39
Fourth Quarter	12.92	11.16

Fiscal Year Ended January 31, 2016:

	High	Low
First Quarter	$12.69	$11.43
Second Quarter	12.23	10.82
Third Quarter	11.82	10.79
Fourth Quarter	11.28	10.46

(b)

Not applicable.

(c)

Although the Trust does not purchase Shares directly from its investors in connection with Delivery Applications or the redemption of Baskets, the Trust redeemed Shares as follows during the year ended January 31, 2017:

Period	Total Shares Redeemed	Average Ounces of Gold Per Share
First Quarter	8,967	0.0099288652
Second Quarter	-
Third Quarter	19,992	0.0099072878
Fourth Quarter	3,200,000	0.0098977915

Item 6. Selected Financial Data

The following selected financial data for the reporting periods should be read in conjunction with the Trust’s financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	January 31, 2017	January 31, 2016	January 31, 2015

Net assets	$123,449,684	$83,657,961	$64,750,583
Net investment loss	(532,642)	(277,150)	(154,685)
Net realized gain (loss) from gold bullion	(2,758,495)	(222,753)	5,978
Net change in unrealized appreciation (depreciation) on investment gold bullion	6,222,560	(7,683,821)	(1,188,296)
Net investment loss per Share	(.05)	(.05)	(0.04)
Net realized and unrealized gain (loss) from gold bullion per Share	1.01	(1.48)	(0.45)

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

NAV per Share vs. 1/100th Gold Fix from the Date of Inception to January 31, 2017

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

	Ounces	Fair Value

Beginning balance as of February 1, 2016	75,245	$83,657,963
Gold bullion contributed	58,504	73,241,000
Gold bullion distributed	(31,960)	(36,913,341)
Change in unrealized depreciation	-	6,222,560
Realized gain from gold distributed from in-kind	-	(2,758,495)
Ending balance as of January 31, 2017	101,789	$123,449,687

Under the Custody Agreement, the Trustee, the Sponsor and the Sponsor’s auditors and inspectors may visit the premises of the Custodian for the purpose of examining the Trust’s gold and certain related records maintained by the Custodian.

The Sponsor exercised its right to visit the Custodian’s premises and inspect the Trust’s gold and related records on September 16, 2016.

On February 1, 2017, Inspectorate International Limited, a leading commodity inspection and testing company, confirmed that as of January 31, 2017, the Custodian’s records of gold held in the vault were accurate. The vault audit prior to this date was done on August 4, 2016.

Shareholder Ownership

Merk Hard Currency Fund owned a market value of $9,625,572, which equates to 7.80% ownership in the Trust at January 31, 2017. The Sponsor acts as investment advisor to the Merk Hard Currency Fund.

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

Fiscal Year Ended January 31, 2017

The Trust’s NAV increased from $83,657,961 on January 31, 2016 to $123,449,684 on January 31, 2017, a 47.56% increase for the fiscal year. The increase in the Trust’s NAV resulted primarily from an increase in the number of Shares issued during the period, which rose from 7,576,528 Shares issued and outstanding on January 31, 2016 to 10,290,267 Shares issued and outstanding on January 31, 2017.

NAV per Share increased 8.70% from $11.04 on January 31, 2016 to $12.00 on January 31, 2017. The Trust’s NAV per Share grew slightly less than the price per Ounce of gold on a percentage basis due to the Sponsor’s Fee, which was $532,642 for the year, or 0.40% of the Trust’s assets on an annualized basis.

The NAV per Share of $13.55 on July 6, 2016 was the highest during the year, compared with a low of $11.14 on December 20, 2016.

Net increase in net assets resulting from operations for the year ended January 31, 2017 was $2,931,423, resulting from a net loss of $2,758,495 from gold bullion distributed for redemptions offset by an unrealized gain on gold of $6,222,560 and Sponsor’s Fee of $532,642.Other than the Sponsor’s Fee, the Trust had no expenses during the year ended January 31, 2017.

From October 22, 2015, the date of initiation of the Marketing Agent’s efforts on behalf of the Trust, through January 31, 2017, the aggregate fees payable by the Sponsor to the Marketing Agent equaled $0, which represents 0% of the Maximum Fee potentially payable to the Marketing Agent pursuant to the Marketing Agent Agreement calculated as of January 31, 2017.

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

Fiscal Year Ended January 31, 2015

The Trust’s NAV increased from $1,306,250 on May 6, 2014 to $64,750,583 on January 31, 2015, a 4,857% increase for the fiscal year. The increase in the Trust’s NAV resulted primarily from an increase in the number of Shares issued during the period, which rose from 100,000 Shares on May 6, 2014 to 5,152,630 Shares on January 31, 2015, a result of 5,052,630 additional Shares being added for the period.

NAV per Share decreased 3.75% from $13.06 on May 6, 2014 to $12.57 on January 31, 2015. The Trust’s NAV per Share fell slightly more than the price per Ounce of gold on a percentage basis due to the Sponsor’s Fee, which was $154,685 for the period, or 0.40% of the Trust’s assets on an annualized basis.

The NAV per Share of $13.39 on July 10, 2014 was the highest during the year, compared with a low of $11.40 on November 5, 2014.

Net decrease in net assets resulting from operations for the period ended January 31, 2015 was $1,337,003, resulting from a net gain of $5,978 from gold bullion distributed for redemptions offset by an unrealized loss on gold of $1,188,296 and Sponsor’s Fee of $154,685. Other than the Sponsor’s Fee, the Trust had no expenses during the year ended January 31, 2015.

Liquidity

The Trust is not aware of any trends, demands, conditions or events that are reasonably likely to result in material changes to its liquidity needs. In exchange for a fee (the “Sponsor’s Fee”), the Sponsor has agreed to assume most of the expenses incurred by the Trust. As a result, the only expense of the Trust during the period covered by this report was the Sponsor’s Fee. The Trustee will not sell gold to pay the Sponsor’s Fee but will pay the Sponsor’s Fee through Share creation. At January 31, 2017, the Trust did not have any cash balances.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 8. Financial Statements

VanEck Merk Gold Trust

Quarterly Statements of Operations

For the year ended January 31, 2017

	(unaudited)
	Three Months ended April 30, 2016	Three Months ended July 31, 2016	Three Months ended October 31, 2016	Three Months ended January 31, 2017	Year ended January 31, 2017

EXPENSES
Sponsor's fees	$97,151	$139,575	$161,497	$134,419	$532,642
Total expenses	97,151	139,575	161,497	134,419	532,642

Net Investment loss	(97,151)	(139,575)	(161,497)	(134,419)	(532,642)

Net Realized and Unrealized Gain (Loss)
Net realized gain (loss) from gold bullion distributed for redemptions	1,386	-	18,181	(2,778,062)	(2,758,495)
Net change in unrealized appreciation (depreciation) on investment in gold bullion	13,607,320	7,882,525	(8,619,650)	(6,647,635)	6,222,560
Net realized and unrealized gain (loss) from operations	13,608,706	7,882,525	(8,601,469)	(9,425,697)	3,464,065

Net Increase (Decrease) in Net Assets resulting from operations	$13,511,555	$7,742,950	$(8,762,966)	$(9,560,116)	$2,931,423

VanEck Merk Gold Trust

Quarterly Statements of Operations

For the year ended January 31, 2016

	(unaudited)
	Three Months ended April 30, 2015	Three Months ended July 31, 2015	Three Months ended October 31, 2015	Three Months ended January 31, 2016	Year ended January 31, 2016

EXPENSES
Sponsor's fees	$61,449	$61,286	$75,153	$79,262	$277,150
Total expenses	61,449	61,286	75,153	79,262	277,150

Net Investment loss	(61,449)	(61,286)	(75,153)	(79,262)	(277,150)

Net Realized and Unrealized Gain (Loss)
Net realized gain (loss) from gold bullion distributed for redemptions	(221,574)	(1,179)	-	-	(222,753)
Net change in unrealized appreciation (depreciation) on investment in gold bullion	(3,913,307)	(4,378,839)	2,563,332	(1,955,007)	(7,683,821)
Net realized and unrealized gain (loss) from operations	(4,134,881)	(4,380,018)	2,563,332	(1,955,007)	(7,906,574)

Net Increase (Decrease) in Net Assets resulting from operations	$(4,196,330)	$(4,441,304)	$2,488,179	$(2,034,269)	$(8,183,724)

VanEck Merk Gold Trust

Quarterly Statements of Operations

For the period ended January 31, 2015

	(unaudited)
	For the period May 6, 2014* to July 31, 2014	Three Months ended October 31, 2014	Three Months ended January 31, 2015	For the period May 6, 2014* to January 31, 2015

EXPENSES
Sponsor's fees	$37,406	$57,544	$59,735	$154,685
Total expenses	37,406	57,544	59,735	154,685

Net Investment loss	(37,406)	(57,544)	(59,735)	(154,685)

Net Realized and Unrealized Gain (Loss)
Net realized gain (loss) from gold bullion distributed for redemptions	636	7,840	(2,498)	5,978
Net change in unrealized appreciation (depreciation) on investment in gold bullion	(186,587)	(5,739,065)	4,737,356	(1,188,296)
Net realized and unrealized gain (loss) from operations	(185,951)	(5,731,225)	4,734,858	(1,182,318)

Net Increase (Decrease) in Net Assets resulting from operations	$(223,357)	$(5,788,769)	$4,675,123	$(1,337,003)

*Commencement of operations

The audited financial statements required by Regulation S-X, with the report of the Trust’s independent registered public accounting firm, appear on pages F-1 to F-13 of this report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There have been no changes in accountants and no disagreements with accountants during the year ended January 31, 2017.

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

Under the supervision and with the participation of the principal executive officer and principal financial officer of the Sponsor, the Sponsor conducted an evaluation of the Trust’s disclosure controls and procedures, as defined under Exchange Act Rule 13a-15(e), as of January 31, 2017. Based on this evaluation, the principal executive officer and principal financial officer of the Sponsor concluded that the Trust’s disclosure controls and procedures were effective as of January 31, 2017.

Management’s Report on Internal Control over Financial Reporting

The Sponsor’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined under Exchange Act Rules 13a-15(f) and 15d-15(f). The Trust’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. Internal control over financial reporting includes those policies and procedures that:

(1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the Trust’s assets;

(2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that the Trust’s receipts and expenditures are being made only in accordance with appropriate authorizations; and

(3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Trust’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become ineffective because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Principal Executive Officer of the Sponsor assessed the effectiveness of the Trust’s internal control over financial reporting as of January 31, 2017. In making this assessment, he used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). His assessment included an evaluation of the design of the Trust’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Based on his assessment and those criteria, the Principal Executive Officer of the Sponsor concluded that the Trust maintained effective internal control over financial reporting as of January 31, 2017.

BBD, LLP, the independent registered public accounting firm that audited and reported on the financial statements as of and for the year ended January 31, 2017 included in this Form 10-K, as stated in their report which is included herein, issued an attestation report on the effectiveness of the Trust’s internal control over financial reporting as of January 31, 2017.

April 13, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Sponsor, Trustee and the Shareholders of VanEck Merk Gold Trust

We have audited VanEck Merk Gold Trust’s (the “Trust”) internal control over financial reporting as of January 31, 2017, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

The management of the Trust’s Sponsor is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Trust’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the Trust maintained, in all material respects, effective internal control over financial reporting as of January 31, 2017, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the financial position of VanEck Merk Gold Trust as of January 31, 2017 and 2016, and the results of its operations, the changes in its net assets and its financial highlights for the years ended January 31, 2017 and 2016 and the period May 6, 2014 through January 31, 2015, and our report dated April 13, 2017 expressed an unqualified opinion on those financial statements.

/s/ BBD, LLP
BBD, LLP

Philadelphia, Pennsylvania

April 13, 2017

Item 9B. Other Information

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The Trust has no directors or executive officers. The biography of the President and Chief Investment Officer of the Sponsor is set out below:

Axel Merk - President and Chief Investment Officer

Mr. Merk is the founder of the Sponsor and has served as President, Chief Investment Officer and Manager of the Sponsor since its inception in December 2000. Mr. Merk oversees and directs the Sponsor’s business and operations, including its fulfillment of its obligations to the Trust. Mr. Merk founded Merk Investments AG in 1994, and served as Chief Investment Officer from 1994 to 2001, during which time he provided investment advisory services. In October 2001, Merk Investments AG transferred its advisory functions to the Sponsor, where Mr. Merk continues to provide advisory services and, since 2005, manages a family of currency mutual funds. Mr. Merk earned a B.A. in Economics (magna cum laude) and a M. Sc. in Computer Science from Brown University in 1991 and 1992, respectively. Mr. Merk is 47 years old.

Item 11. Executive Compensation

The Trust does not have directors or executive officers. The only ordinary expense paid by the Trust is the Sponsor’s Fee.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters Security Ownership of Certain Beneficial Owners

Beneficial Ownership

	Amount and Nature of Shares Beneficially Owned
Name and Address of Beneficial Owners(1)	Number	Percentage
Merk Investments LLC; Merk Hard Currency Fund	1,212,684	11.78%

(1)	Beneficial ownership is as of January 31, 2017. Of the 1,212,684 shares being reported on, 409,884 shares (the “Sponsor Shares”) are held by Merk Investments LLC (the “Sponsor”) and the remaining 802,800 shares (the “Fund Shares”) are held by the Merk Hard Currency Fund (the “Fund”). The Sponsor holds sole voting and sole dispositive power over the Sponsor Shares. The Fund and the Sponsor, as investment advisor and manager of the Fund, share voting power over the Fund Shares. The Sponsor, as investment advisor and manager of the Fund, holds sole dispositive power over the Fund Shares. The Sponsor and the Fund disclaim beneficial ownership of the Fund Shares. The Sponsor’s address is 555 Bryant St #455, Palo Alto, California 94301, and the Fund’s address is P.O. Box 558, Portland, Maine 04112.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Not applicable.

Item 14. Principal Accounting Fees and Services.

Fees for services performed by BBD LLP, as paid by the Sponsor from the Sponsor’s Fee, for the years ending January 31, 2017 and 2016:

	2017	2016

Audit fees	$60,000	$45,000
Audit-related fees	-	-
Total	$60,000	$45,000

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)(1) Financial Statements

See Index to Financial Statements on Page F-1 for a list of the financial statements being filed herein.

(a)(2) Financial Statement Schedules

Schedules have been omitted since they are either not required, not applicable, or the information has otherwise been included.

(a)(3) Exhibits

Exhibit No.	Exhibit Description

4.1(a)	Form of Depositary Trust Agreement between Merk Investments LLC, as sponsor, and The Bank of New York Mellon, as trustee (incorporated by reference to Exhibit 4.1 filed with Registration Statement No. 333-180868 on April 15, 2014)

4.1(b)	First Amendment To Depositary Trust Agreement, dated as of October 22, 2015, by and between Merk Investments LLC, as sponsor of the Trust, and The Bank of New York Mellon, as trustee of the Trust (incorporated by reference to Exhibit 4.1 filed with Current Report on Form 8-K on October 26, 2015)

4.1(c)	Second Amendment to the Depositary Trust Agreement, dated as of April 28, 2016, by and between Merk Investments LLC, as sponsor of the Trust, and The Bank of New York Mellon, as trustee of the Trust (incorporated by reference to Exhibit 4.1(c) filed with Annual Report on Form 10-K/A on April 29, 2016)

4.2	Form of Authorized Participant Agreement (incorporated by reference to Exhibit 4.2 filed with Registration Statement No. 333-180868 on March 20, 2014)

4.3	Form of Certificate of Shares of the Trust (included as Exhibit A to the Depositary Trust Agreement)

10.1	Allocated Account Agreement between JPMorgan Chase Bank, N.A., as custodian, and The Bank of New York Mellon, solely in its capacity as trustee of the Merk Gold Trust, dated May 6, 2014 (incorporated by reference to Exhibit 10.1 filed with Registration Statement No. 333-180868 on May 7, 2014)

10.2	Unallocated Account Agreement between JPMorgan Chase Bank, N.A., as custodian, and The Bank of New York Mellon, solely in its capacity as trustee of the Merk Gold Trust, dated May 6, 2014 (incorporated by reference to Exhibit 10.2 filed with Registration Statement No. 333-180868 on May 7, 2014)

10.3	Transaction and Shipping Agreement by and between Merk Investments LLC, as sponsor of the Merk Gold Trust, and Coins ‘N Things Inc., dated May 2, 2014 (incorporated by reference to Exhibit 10.4 filed with Registration Statement No. 333-180868 on May 7, 2014)

10.4	Marketing Agent Agreement between Merk Investments LLC, as sponsor of the Trust, and Van Eck Securities Corporation, dated October 22, 2015 (incorporated by reference to Exhibit 10.1 filed with Current Report on Form 8-K on October 26, 2015)

23.1	Consent of BBD, LLP, Independent Registered Public Accounting Firm.

31.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Taxonomy Extension Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Presentation Extension Linkbase Document

VANECK MERK GOLD TRUST

FINANCIAL STATEMENTS AS OF JANUARY 31, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Sponsor, Trustee and the Shareholders of VanEck Merk Gold Trust

We have audited the accompanying statements of assets and liabilities of VanEck Merk Gold Trust (the “Trust”, previously known as Merk Gold Trust), including the schedules of investment, as of January 31, 2017 and 2016, and the related statements of operations and changes in net assets and the financial highlights for the years ended January 31, 2017 and 2016 and the period May 6, 2014 (commencement of operations) through January 31, 2015. These financial statements and financial highlights are the responsibility of the Sponsor’s management. Our responsibility is to express an opinion on these financial statements and financial highlights based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements and financial highlights are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements and financial highlights referred to above present fairly, in all material respects, the financial position of VanEck Merk Gold Trust as of January 31, 2017 and 2016, and the results of its operations, the changes in its net assets and its financial highlights for the years ended January 31, 2017 and 2016 and the period May 6, 2014 through January 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Trust’s internal control over financial reporting as of January 31, 2017, based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated April 13, 2017 expressed an unqualified opinion.

/s/ BBD, LLP
BBD, LLP

Philadelphia, Pennsylvania

April 13, 2017

VanEck Merk Gold Trust

Statements of Assets and Liabilities

	January 31, 2017	January 31, 2016
Assets
Investments in gold bullion (cost $126,099,244 and $92,530,080, respectively)	$123,449,687	$83,657,963
Total Assets	123,449,687	83,657,963

Liabilities
Sponsor's fee payable	3	2
Total Liabilities	3	2

Net Assets	$123,449,684	$83,657,961

Net Assets Consists of:
Paid-in-capital	$130,038,988	$93,178,688
Accumulated net investment loss	(964,477)	(431,835)
Accumulated net realized loss	(2,975,270)	(216,775)
Unrealized appreciation (depreciation) on investment in gold bullion	(2,649,557)	(8,872,117)
	$123,449,684	$83,657,961

Shares issued and outstanding (no par value)	10,290,267	7,576,528
Net asset value per share	$12.00	$11.04

See notes to financial statements.

VanEck Merk Gold Trust

Statements of Operations

	For the Year ended January 31, 2017	For the Year ended January 31, 2016	For the Period May 6, 2014* to January 31, 2015
Expenses
Sponsor's fees	$532,642	$277,150	$154,685
Total expenses	532,642	277,150	154,685

Net investment loss	(532,642)	(277,150)	(154,685)

Net Realized and Unrealized Gain (Loss)
Net realized gain (loss) from gold bullion distributed for redemptions	(2,758,495)	(222,753)	5,978
Net change in unrealized appreciation (depreciation) on investment in gold bullion	6,222,560	(7,683,821)	(1,188,296)
Net realized and unrealized gain (loss) from operations	3,464,065	(7,906,574)	(1,182,318)

Net Increase (Decrease) in Net Assets resulting from operations	$2,931,423	$(8,183,724)	$(1,337,003)

* Commencement of operations.

See notes to financial statements.

VanEck Merk Gold Trust

Statements of Changes in Net Assets

	For the Year ended January 31, 2017	For the Year ended January 31, 2016	For the Period May 6, 2014* to January 31, 2015
Net Assets - beginning of year/period	$83,657,961	$64,750,583	$1,306,250
Creations	73,773,593	30,707,737	65,559,010
Redemptions	(36,913,293)	(3,616,635)	(777,674)
Net investment loss	(532,642)	(277,150)	(154,685)
Net realized gain (loss) from gold bullion distributed for redemptions	(2,758,495)	(222,753)	5,978
Net change in unrealized appreciation (depreciation) on investment in gold bullion	6,222,560	(7,683,821)	(1,188,296)
Net Assets - end of year/period	$123,449,684	$83,657,961	$64,750,583

* Commencement of operations.

See notes to financial statements.

VanEck Merk Gold Trust

Financial Highlights

Per Share Performance (for a share outstanding throughout each period)

	For the Year ended January 31, 2017	For the Year ended January 31, 2016	For the Period May 6, 2014* to January 31, 2015

Net asset value per share, beginning of year/period	$11.04	$12.57	$13.06

Net investment loss (a)	(0.05)	(0.05)	(0.04)
Net realized and unrealized gain (loss) on investment in gold bullion	1.01	(1.48)	(0.45)
Net change in net assets from operations	0.96	(1.53)	(0.49)
Net asset value per share, end of year/period	$12.00	$11.04	$12.57

Total return, at net asset value (b)	8.70%	(12.17)%	(3.75)%

Ratio to average net assets (c)
Net investment loss	(0.40)%	(0.40)%	(0.40)%
Net expenses	0.40%	0.40%	0.40%

*	Commencement of operations.
(a)	Calculated using average shares outstanding.
(b)	Not Annualized.
(c)	Annualized.

 See notes to financial statements.

VanEck Merk Gold Trust

Schedules of Investment

January 31, 2017

	Fine Ounces	Cost	Value	% of Net Assets
Gold Bullion	101,789	$126,099,244	$123,449,687	100.00%
Total Investments		$126,099,244	$123,449,687	100.00%
Liabilities in excess of other assets			(3)	0.00	%(a)
Net Assets			$123,449,684	100.00%

January 31, 2016

	Fine Ounces	Cost	Value	% of Net Assets
Gold Bullion	75,245	$92,530,080	$83,657,963	100.00%
Total Investments		$92,530,080	$83,657,963	100.00%
Liabilities in excess of other assets			(2)	0.00	%(a)
Net Assets			$83,657,961	100.00%

(a)	Amount is less than 0.005%.

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

The accompanying audited financial statements were prepared in accordance with GAAP for interim financial information and with the instructions for the Form 10K and the rules and regulations of the United States Securities and Exchange Commission. In the opinion of the Trust’s management, all adjustments (which consists of normal recurring adjustments) necessary to present fairly the financial position and the results of operations, as presented, have been made.

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

The following table summarizes the inputs used as of January 31, 2017 in determining the Trust’s investments at fair value for purposes of ASC 820:

	Level 1	Level 2	Level 3
Investment in Gold	$123,449,687	$-	$-
Total	$123,449,687	$-	$-

There were no transfers between levels during the period.

The following table summarizes the inputs used as of January 31, 2016 in determining the Trust’s investments at fair value for purposes of ASC 820:

	Level 1	Level 2	Level 3
Investment in Gold	$83,657,963	$-	$-
Total	$83,657,963	$-	$-

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

Changes in the shares for the year ending January 31, 2017 are as follows:

	Shares	Amount

Shares, beginning of year at February 1, 2016	7,576,528	$93,178,688

Shares issued	5,942,698	73,773,593

Shares redeemed	(3,228,959)	(36,913,293)

Shares, end of year at January 31, 2017	10,290,267	$130,038,988

Changes in the shares for the year ending January 31, 2016 are as follows:

	Shares	Amount

Shares, beginning of year at February 1, 2015	5,152,630	$66,087,586

Shares issued	2,724,602	30,707,737

Shares redeemed	(300,704)	(3,616,635)

Shares, end of year at January 31, 2016	7,576,528	$93,178,688

Changes in the shares for the period ending January 31, 2015 are as follows:

	Shares	Amount

Shares, beginning of period at May 6, 2014	100,000	$1,306,250

Shares issued	5,112,551	65,559,010

Shares redeemed	(59,921)	(777,674)

Shares, end of period at January 31, 2015	5,152,630	$66,087,586

2.4. Income Taxes

The Trust is treated as a “grantor trust” for US federal tax purposes. As a result, the Trust itself is not subject to US federal income tax. Instead, the Trust's income and expenses “flow through” to the shareholders and the Trustee reports the Trust's income, gains, losses and deductions to the Internal Revenue Service on that basis.

The Sponsor has evaluated whether or not there are uncertain tax positions that require financial statement recognition and has determined that no reserves for uncertain tax positions are required as of January 31, 2017.

2.5. Revenue Recognition Policy

A gain or loss is recognized based on the difference between the selling price and the average cost method of the gold sold on a trade date basis.

3. INVESTMENT IN GOLD

The following represents the changes in Ounces of gold and the respective fair value at January 31, 2017:

	Ounces	Fair Value

Beginning balance as of February 1, 2016	75,245	$83,657,963
Gold bullion contributed	58,504	73,241,000
Gold bullion distributed	(31,960)	(36,913,341)
Change in unrealized depreciation	-	6,222,560
Realized gain from gold distributed from in-kind	-	(2,758,495)

Ending balance as of January 31, 2017	101,789	$123,449,687

The following represents the changes in Ounces of gold and the respective fair value at January 31, 2016:

	Ounces	Fair Value

Beginning balance as of February 1, 2015	51,379	$64,750,586
Gold bullion contributed	26,862	30,430,586
Gold bullion distributed	(2,996)	(3,616,635)
Change in unrealized depreciation	-	(7,683,821)
Realized gain from gold distributed from in-kind	-	(222,753)

Ending balance as of January 31, 2016	75,245	$83,657,963

The following represents the changes in Ounces of gold and the respective fair value at January 31, 2015:

	Ounces	Fair Value

Beginning balance as of May 6, 2014	1,000	$1,306,250
Gold bullion contributed	50,978	65,404,328
Gold bullion distributed	(599)	(777,674)
Change in unrealized depreciation	-	(1,188,296)
Realized gain from gold distributed from in-kind	-	5,978

Ending balance as of January 31, 2015	51,379	$64,750,586

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

5. SHAREHOLDER OWNERSHIP

Merk Hard Currency Fund owned a market value of $9,625,572 (802,800 shares) which equates to 7.80% ownership in the Trust as of January 31, 2017.

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

MERK INVESTMENTS LLC
Sponsor of the VanEck Merk Gold Trust

Date: April 14, 2017	/s/ Axel Merk
Axel Merk
President and Chief Investment Officer
(Principal Executive Officer and Principal Financial Officer)

* The Registrant is a trust and the person is signing in his capacity as an officer of Merk Investments LLC, the Sponsor of the Registrant.

S-1