Form 10-Q
period 2017-04-30
VanEck Merk Gold Trust
filed 2017-06-08
CIK 1546652

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

As of April 30, 2017, the issuer had 10,350,282 shares outstanding.

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

VanEck Merk Gold Trust

Statements of Assets and Liabilities

	April 30, 2017	January 31, 2017
	(unaudited)
Assets
Investments in gold bullion (cost $126,701,524 and $126,099,244, respectively)	$129,537,595	$123,449,687
Total Assets	129,537,595	123,449,687

Liabilities
Sponsor's fee payable	4	3
Total Liabilities	4	3

Net Assets	$129,537,591	$123,449,684

Net Assets Consists of:
Paid-in-capital	$130,738,040	$130,038,988
Accumulated net investment loss	(1,088,724)	(964,477)
Accumulated net realized gain (loss)	(2,947,796)	(2,975,270)
Unrealized appreciation (depreciation) on investment in gold bullion	2,836,071	(2,649,557)
	$129,537,591	$123,449,684

Shares issued and outstanding (no par value)	10,350,282	10,290,267
Net asset value per share	$12.52	$12.00

See notes to unaudited financial statements.

VanEck Merk Gold Trust

Statements of Operations

	For the three months ended April 30, 2017	For the three months ended April 30, 2016
	(unaudited)	(unaudited)
Expenses
Sponsor’s fees	$124,247	$97,151
Total expenses	124,247	97,151
Net investment loss	(124,247)	(97,151)

Net Realized and Unrealized Gain
Net realized gain from gold bullion distributed for redemptions	27,474	1,386
Net change in unrealized appreciation on investment in gold bullion	5,485,628	13,607,320
Net realized and unrealized gain from operations	5,513,102	13,608,706

Net Increase in Net Assets resulting from operations	$5,388,855	$13,511,555

See notes to unaudited financial statements.

VanEck Merk Gold Trust

Statements of Changes in Net Assets

	For the three months ended April 30, 2017	For the Year ended January 31, 2017
	(unaudited)
Net Assets - beginning of period	$123,449,684	$83,657,961
Creations	2,563,398	73,773,593
Redemptions	(1,864,346)	(36,913,293)
Net investment loss	(124,247)	(532,642)
Net realized gain (loss) from gold bullion distributed for redemptions	27,474	(2,758,495)
Net change in unrealized appreciation on investment in gold bullion	5,485,628	6,222,560
Net Assets - end of period/year	$129,537,591	$123,449,684

See notes to unaudited financial statements.

VanEck Merk Gold Trust

Financial Highlights

Per Share Performance (for a share outstanding throughout each period)

	For the three months ended April 30, 2017	For the three months ended April 30, 2016
	(unaudited)	(unaudited)

Net asset value per share, beginning of period	$12.00	$11.04
Net investment loss (a)	(0.01)	(0.01)
Net realized and unrealized gain on investment in gold bullion	0.53	1.73
Net change in net assets from operations	0.52	1.72
Net asset value per share, end of period	$12.52	$12.76

Total return, at net asset value (b)	4.33%	15.58%

Ratio to average net assets (c)
Net investment loss	(0.40)%	(0.40)%
Net expenses	0.40%	0.40%

(a)	Calculated using average shares outstanding
(b)	Not Annualized
(c)	Annualized

See notes to unaudited financial statements.

VanEck Merk Gold Trust

Schedules of Investment

April 30, 2017 (unaudited)
	Fine Ounces	Cost	Value	% of Net Assets
Gold Bullion	102,284	$126,701,524	$129,537,595	100.00%
Total Investments		$126,701,524	$129,537,595	100.00%
Liabilities in excess of other assets			(4)	0.00	%(a)
Net Assets			$129,537,591	100.00%

January 31, 2017
	Fine Ounces	Cost	Value	% of Net Assets
Gold Bullion	101,789	$126,099,244	$123,449,687	100.00%
Total Investments		$126,099,244	$123,449,687	100.00%
Liabilities in excess of other assets			(3)	0.00	%(a)
Net Assets			$123,449,684	100.00%

(a)	Amount is less than 0.005%

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

The following table summarizes the inputs used as of April 30, 2017 in determining the Trust’s investments at fair value for purposes of ASC 820:

	Level 1	Level 2	Level 3
Investment in Gold	$129,537,595	$-	$-
Total	$129,537,595	$-	$-

There were no transfers between levels during the period.

The following table summarizes the inputs used as of January 31, 2017 in determining the Trust’s investments at fair value for purposes of ASC 820:

	Level 1	Level 2	Level 3
Investment in Gold	$123,449,687	$-	$-
Total	$123,449,687	$-	$-

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

Changes in the shares for the period ending April 30, 2017 are as follows:

	Shares	Amount
Shares, beginning of period at February 1, 2017	10,290,267	$130,038,988
Shares issued	210,015	2,563,398
Shares redeemed	(150,000)	(1,864,346)
Shares, end of period at April 30, 2017	10,350,282	$130,738,040

Changes in the shares for the period ending January 31, 2017 are as follows:

	Shares	Amount
Shares, beginning of period at February 1, 2016	7,576,528	$93,178,688
Shares issued	5,942,698	73,773,593
Shares redeemed	(3,228,959)	(36,913,293)
Shares, end of period at January 31, 2017	10,290,267	$130,038,988

2.4. Income Taxes

The Trust is treated as a “grantor trust” for US federal tax purposes. As a result, the Trust itself is not subject to US federal income tax. Instead, the Trust's income and expenses “flow through” to the shareholders and the Trustee reports the Trust's income, gains, losses and deductions to the Internal Revenue Service on that basis.

The Sponsor has evaluated whether or not there are uncertain tax positions that require financial statement recognition and has determined that no reserves for uncertain tax positions are required as of April 30, 2017.

2.5. Revenue Recognition Policy

A gain or loss is recognized based on the difference between the selling price and the average cost method of the gold sold on a trade date basis.

3. INVESTMENT IN GOLD

The following represents the changes in ounces of gold and the respective fair value at April 30, 2017:

	Ounces	Fair Value

Beginning balance as of February 1, 2017	101,789	$123,449,687
Gold bullion contributed	1,978	2,439,151
Gold bullion distributed	(1,483)	(1,864,345)
Change in unrealized depreciation	—	5,485,628
Realized gain from gold distributed from in-kind	—	27,474
Ending balance as of April 30, 2017	102,284	$129,537,595

The following represents the changes in ounces of gold and the respective fair value at January 31, 2017:

	Ounces	Fair Value

Beginning balance as of February 1, 2016	75,245	$83,657,963
Gold bullion contributed	58,504	73,241,000
Gold bullion distributed	(31,960)	(36,913,341)
Change in unrealized depreciation	—	6,222,560
Realized gain from gold distributed from in-kind	—	(2,758,495)
Ending balance as of January 31, 2017	101,789	$123,449,687

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

In October 2015, the Sponsor, for the benefit of the Trust, entered into a Marketing Agent Agreement (the “Marketing Agreement”) with Van Eck Securities Corporation (“VanEck” or “Marketing Agent”). Pursuant to the Marketing Agreement, VanEck provides assistance in the marketing of the Shares. The obligations created by the Marketing Agreement are obligations of the Sponsor of the Trust and any fees payable under the Marketing Agreement to VanEck are payable from the Sponsor’s fee (as calculated and defined in the Trust Agreement). The Trust will not incur additional financial or other performance obligations pursuant to the Marketing Agreement.

5. SHAREHOLDER OWNERSHIP

Merk Hard Currency Fund owned a market value of $9,620,534 (767,800 shares) which equates to 7.42% ownership in the Trust as of April 30, 2017.

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

Results from Operations

The Three Months Ended April 30, 2017 Compared to the Three Months Ended April 30, 2016

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

The Trust’s net asset value, or NAV, grew from $123,449,684 at January 31, 2017 to $129,537,591 at April 30, 2017, a 4.9% increase, compared to a 30% increase from $83,657,961 at January 31, 2016 to $108,749,690 at April 30, 2016. The increase in the Trust’s NAV in the quarter ended April 30, 2017 resulted from an increase in the price per share tied to the increasing price of gold and an increase in the number of outstanding shares, which rose from 10,290,267 shares at January 31, 2017 to 10,350,282 shares at April 30, 2017; the number of outstanding shares at April 30, 2016 was 8,525,374. Additionally, 10,015 shares were created in the quarter ended April 30, 2017 for Sponsor’s fees, compared to 7,813 shares for such purpose in the quarter ended April 30, 2016. The increase in Sponsor’s fees shares is a result of the increased NAV of the Trust, as Sponsor’s fees are payable at an annualized rate of 0.40% of the Trust’s NAV, accrued on a daily basis computed on the prior business day’s NAV and paid monthly in arrears.

The Trust’s NAV per share increased approximately 4.33% during the quarter ended April 30, 2017, starting at $12.00 per share and ending at $12.52 per share, compared to an increase of 16%, from $11.04 to $12.76 during the quarter ended April 30, 2016. The Trust’s NAV per share increased slightly less than the price per ounce of gold on a percentage basis due to the Sponsor’s fees, which were 10,015 shares in total for the quarter ended April 30, 2017, compared with 7,813 shares paid as Sponsor’s fees in the quarter ended April 30, 2016. The NAV per share of $12.69 on April 13, 2017 was the highest during the quarter, compared with a low of $11.85 on March 15, 2017.

The change in net assets from operations for the quarter ended April 30, 2017 was $5,388,855, resulting from the Sponsor’s fees of $(124,247), a net realized gain on gold bullion distributed for the redemption of shares of $27,474 and a net change in unrealized appreciation/depreciation on investments in gold bullion of $5,485,628. In comparison, the change in net assets from operations for the quarter ended April 30, 2016 was $13,511,555 resulting from the Sponsor’s fees of $(97,151), a net realized gain of $1,386 on gold bullion distributed for the redemption of shares and a net change in unrealized appreciation/depreciation on investments in gold bullion of $13,607,320.

Other than the Sponsor’s fee, the Trust had no expenses during the quarter ended April 30, 2017 or the quarter ended April 30, 2016.

From October 22, 2015, the date of initiation of the Marketing Agent’s efforts on behalf of the Trust, through December 31, 2016, no fees were earned and payable by the Sponsor to the Marketing Agent. For the calendar quarter ended March 31, 2017, the Marketing Agent earned a fee of $1,265.66, which represents 0.00% of the Maximum Fee potentially payable to the Marketing Agent pursuant to the Marketing Agent Agreement, which was paid by the Sponsor in May 2017.

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

The Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s gold as necessary to pay the Trust’s expenses not otherwise assumed by the Sponsor. The Trustee will not sell gold to pay the Sponsor’s fee but will pay the Sponsor’s fee in shares in lieu of cash. At April 30, 2017 and at April 30, 2016, the Trust did not have any cash balances.

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

Under the supervision and with the participation of the principal executive officer and principal financial officer of the Sponsor, the Sponsor conducted an evaluation of the Trust’s disclosure controls and procedures, as defined under Exchange Act Rules 13a-15(e) and 15d-15(e). Based on this evaluation, the principal executive officer and principal financial officer of the Sponsor concluded that, as of April 30, 2017, the Trust’s disclosure controls and procedures were effective.

There have been no changes in the Trust’s or Sponsor’s internal control over financial reporting that occurred during the Trust’s fiscal quarter ended April 30, 2017 that have materially affected, or are reasonably likely to materially affect, the Trust’s or Sponsor’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

You should carefully consider the factors discussed under the caption “Risk Factors” beginning on page 19 of our Annual Report on Form 10-K (the “Annual Report”), filed with the Securities and Exchange Commission on April 14, 2017, which could materially affect our business, financial condition or future results. There have been no material changes in our risk factors from those disclosed in the Annual Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

a) None.

b) Not applicable.

c)

Shares Redeemed Per Month in the Quarter ended April 30, 2016	Total Shares Redeemed	Average Ounces of Gold Per Share
Period
02/01/17 to 02/28/17	-	0.010
03/01/17 to 03/31/17	150,000	0.00988584289
04/01/17 to 04/30/17	-	0.010
	150,000

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibits No.	Description
4.1(a)	Form of Depositary Trust Agreement between Merk Investments LLC, as sponsor, and The Bank of New York Mellon, as trustee (incorporated by reference to Exhibit 4.1 filed with Registration Statement No. 333-180868 on April 15, 2014)

4.1(b)	First Amendment To Depositary Trust Agreement, dated as of October 22, 2015, by and between Merk Investments LLC, as sponsor of the Trust, and The Bank of New York Mellon, as trustee of the Trust (incorporated by reference to Exhibit 4.1 filed with Current Report on Form 8-K on October 26, 2015)

4.1(c)	Second Amendment to the Depositary Trust Agreement, dated as of April 28, 2016, by and between Merk Investments LLC, as sponsor of the Trust, and the Bank of New York Mellon, as trustee of the Trust (incorporated by reference to Exhibit 4.1(c) filed with Annual Report on Form 10-K/A on April 29, 2016)

31.1	Certification by Principal Executive Officer and Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1#	Certification by Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

# The information in Exhibit 32 shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or the Exchange Act, or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act (including this report), unless the Company specifically incorporates the foregoing information into those documents by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned in its capacities* thereunto duly authorized.

MERK INVESTMENTS LLC
Sponsor of the VanEck Merk Gold Trust

Date: June 8, 2017	/s/ Axel Merk
Axel Merk
President and Chief Executive Officer
(Principal Executive Officer and Principal Financial Officer)

* The Registrant is a trust and the person is signing in his capacities as officers of Merk Investments LLC, the Sponsor of the Registrant.

