Form 10-Q
period 2017-07-31
VanEck Merk Gold Trust
filed 2017-09-06
CIK 1546652

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2017

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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐
(Do not check if a smaller reporting company)		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

As of September 1, 2017, the issuer had 10,364,066 shares outstanding.

VANECK MERK GOLD TRUST

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

VanEck Merk Gold Trust

Statements of Assets and Liabilities

	July 31, 2017	January 31, 2017
	(unaudited)
Assets
Investments in gold bullion (cost $126,701,524 and $126,099,244, respectively)	$129,650,107	$123,449,687
Total Assets	129,650,107	123,449,687

Liabilities
Sponsor’s fee payable	7	3
Total Liabilities	7	3

Net Assets	$129,650,100	$123,449,684

Net Assets Consists of:
Paid-in-capital	$130,866,653	$130,038,988
Accumulated net investment loss	(1,217,340)	(964,477)
Accumulated net realized loss	(2,947,796)	(2,975,270)
Unrealized appreciation (depreciation) on investment in gold bullion	2,948,583	(2,649,557)
	$129,650,100	$123,449,684

Shares issued and outstanding (no par value)	10,360,629	10,290,267
Net asset value per share	$12.51	$12.00

See notes to unaudited financial statements.

VanEck Merk Gold Trust

Statements of Operations

	For the three months ended July 31, 2017	For the three months ended July 31, 2016	For the six months ended July 31, 2017	For the six months ended July 31, 2016
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Expenses
Sponsor’s fees	$128,616	$139,575	$252,863	$236,726
Total expenses	128,616	139,575	252,863	236,726
Net investment loss	(128,616)	(139,575)	(252,863)	(236,726)

Net Realized and Unrealized Gain
Net realized gain from gold bullion distributed for redemptions	—	—	27,474	1,386
Net change in unrealized appreciation on investment in gold bullion	112,512	7,882,525	5,598,140	21,489,845
Net realized and unrealized gain from operations	112,512	7,882,525	5,625,614	21,491,231

Net Increase (Decrease) in Net Assets resulting from operations	$(16,104)	$7,742,950	$5,372,751	$21,254,505

See notes to unaudited financial statements.

VanEck Merk Gold Trust

Statements of Changes in Net Assets

	For the six months ended July 31, 2017	For the Year ended January 31, 2017
	(unaudited)
Net Assets—beginning of period	$123,449,684	$83,657,961
Creations	2,692,011	73,773,593
Redemptions	(1,864,346)	(36,913,293)
Net investment loss	(252,863)	(532,642)
Net realized gain (loss) from gold bullion distributed for redemptions	27,474	(2,758,495)
Net change in unrealized appreciation on investment in gold bullion	5,598,140	6,222,560
Net Assets—end of period	$129,650,100	$123,449,684

See notes to unaudited financial statements.

VanEck Merk Gold Trust

Financial Highlights

Per Share Performance (for a share outstanding throughout each period)

	For the three months ended July 31, 2017	For the three months ended July 31, 2016	For the six months ended July 31, 2017	For the six months ended July 31, 2016
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Net asset value per share, beginning of period	$12.52	$12.76	$12.00	$11.04
Net investment loss(a)	(0.01)	(0.01)	(0.02)	(0.02)
Net realized and unrealized gain on investment in gold bullion	—	0.55	0.53	2.28
Net change in net assets from operations	(0.01)	0.54	0.51	2.26
Net asset value per share, end of period	$12.51	$13.30	$12.51	$13.30

Total return, at net asset value(b)	(0.08)%	4.23%	4.25%	20.47%

Ratio to average net assets(c)
Net investment loss	(0.40)%	(0.40)%	(0.40)%	(0.40)%
Net expenses	0.40%	0.40%	0.40%	0.40%

(a)	Calculated using average shares outstanding
(b)	Not Annualized
(c)	Annualized

See notes to unaudited financial statements.

VanEck Merk Gold Trust

Schedules of Investment

July 31, 2017 (unaudited)

	Fine Ounces	Cost	Value	% of Net Assets
Gold Bullion	102,284	$126,701,524	$129,650,107	100.00%
Total Investments		$126,701,524	$129,650,107	100.00%
Liabilities in excess of other assets			(7)	0.00	%(a)
Net Assets			$129,650,100	100.00%

January 31, 2017

	Fine Ounces	Cost	Value	% of Net Assets
Gold Bullion	101,789	$126,099,244	$123,449,687	100.00%
Total Investments		$126,099,244	$123,449,687	100.00%
Liabilities in excess of other assets			(3)	0.00	%(a)
Net Assets			$123,449,684	100.00%

(a)	Amount is less than 0.005%

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

VanEck Merk Gold Trust

Notes to Unaudited Financial Statements

(continued)

The following table summarizes the inputs used as of July 31, 2017 in determining the Trust’s investments at fair value for purposes of ASC 820:

	Level 1	Level 2	Level 3
Investment in Gold	$129,650,107	$—	$—
Total	$129,650,107	$—	$—

There were no transfers between levels during the period.

The following table summarizes the inputs used as of January 31, 2017 in determining the Trust’s investments at fair value for purposes of ASC 820:

	Level 1	Level 2	Level 3
Investment in Gold	$123,449,687	$—	$—
Total	$123,449,687	$—	$—

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

VanEck Merk Gold Trust

Notes to Unaudited Financial Statements

(continued)

2.3. Creations and Redemptions of Shares

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

Changes in the shares for the period ended July 31, 2017 are as follows:

	Shares	Amount
Shares, beginning of period at February 1, 2017	10,290,267	$130,038,988
Shares issued	220,362	2,692,011
Shares redeemed	(150,000)	(1,864,346)
Shares, end of period at July 31, 2017	10,360,629	$130,866,653

VanEck Merk Gold Trust

Notes to Unaudited Financial Statements

(continued)

Changes in the shares for the year ended January 31, 2017 are as follows:

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

The Sponsor has evaluated whether or not there are uncertain tax positions that require financial statement recognition and has determined that no reserves for uncertain tax positions are required as of July 31, 2017.

2.5. Revenue Recognition Policy

A gain or loss is recognized based on the difference between the selling price and the average cost method of the gold sold on a trade date basis.

3. INVESTMENT IN GOLD

The following represents the changes in ounces of gold and the respective fair value at July 31, 2017:

	Ounces	Fair Value
Beginning balance as of February 1, 2017	101,789	$123,449,687
Gold bullion contributed	1,978	2,439,151
Gold bullion distributed	(1,483)	(1,864,345)
Realized gain from gold distributed from in-kind	—	27,474
Change in unrealized appreciation	—	5,598,140
Ending balance as of July 31, 2017	102,284	$129,650,107

The following represents the changes in ounces of gold and the respective fair value at January 31, 2017:

	Ounces	Fair Value
Beginning balance as of February 1, 2016	75,245	$83,657,963
Gold bullion contributed	58,504	73,241,000
Gold bullion distributed	(31,960)	(36,913,341)
Realized loss from gold distributed from in-kind	—	(2,758,495)
Change in unrealized appreciation	—	6,222,560
Ending balance as of January 31, 2017	101,789	$123,449,687

4. RELATED PARTIES—SPONSOR, TRUSTEE, CUSTODIAN AND MARKETING FEES

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

VanEck Merk Gold Trust

Notes to Unaudited Financial Statements

(continued)

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

5. SHAREHOLDER OWNERSHIP

Merk Hard Currency Fund owned a market value of $9,620,534 (767,800 shares) which equates to 7.41% ownership in the Trust as of July 31, 2017.

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

Shares are issued by the Trust only in blocks of 50,000 shares called “Baskets” in exchange for gold from certain registered broker-dealers or other securities market participants (“Authorized Participants”). See “Creation and Redemption of Shares—Authorized Participants” in the notes to our financial statements for requirements to qualify as an Authorized Participant. Baskets may be redeemed by the Trust in exchange for the amount of gold corresponding to their redemption value. The Trust issues and redeems Baskets on an ongoing basis at net asset value to Authorized Participants who have entered into a contract with the Sponsor and the Trustee.

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

Change in Settlement Cycle and Amendment to Authorized Participant Agreements

On March 22, 2017, the Securities and Exchange Commission adopted an amendment to reduce by one business day the standard settlement cycle for most broker-dealer securities transactions. Prior to the implementation of the shorter settlement cycle, the standard settlement cycle for such transactions has been three business days, known as T+3. The amended rule shortens the settlement cycle to two business days, or T+2. This change in the settlement cycle will both affect the creation and redemption procedures for Baskets and trading in the shares. Compliance with the new settlement cycle will go into effect on September 5, 2017.

Due to the fact that the aforementioned creation and redemption procedures are addressed in the Authorized Participant Agreements by among the Authorized Participants, the Trustee and the Sponsor, the Trustee and the Sponsor exercised their rights to amend each such agreement to address the new T+2 settlement cycle and executed First Amendments to each of the Authorized Participant Agreements, effective as of September 5, 2017, and provided timely notice of such amendment to the Authorized Participants. Except for the foregoing amendments, the Authorized Participant Agreements remain in full force and effect on their existing terms. See also Item 5 of Part II of this Form 10-Q.

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

The Three Months Ended July 31, 2017 Compared to the Three Months Ended July 31, 2016

The Trust’s net asset value, or NAV, grew from $129,537,591 at April 30, 2017 to $129,650,100 at July 31, 2017, a 0.1% increase, compared to a 46% increase from $108,749,690 at April 30, 2016 to $158,773,365 at July 31, 2016. The increase in the Trust’s NAV in the quarter ended July 31, 2017 resulted from an increase in the price of gold as compared to the prior period. The number of outstanding shares rose from 10,350,282 shares at April 30, 2017 to 10,360,629 shares at July 31, 2017 due to the creation of 10,347 shares in the quarter for Sponsor’s fees, as compared to 10,867 shares for such purpose in the quarter ended July 31, 2016. The number of outstanding shares at July 31, 2016 was 11,936,241. The Sponsor’s fees are payable at an annualized rate of 0.40% of the Trust’s NAV, accrued on a daily basis computed on the prior business day’s NAV and paid monthly in arrears. Due to the daily accrual but monthly payment, the number of Sponsor’s fee shares issued can vary, and in this case decrease, even as the number of shares outstanding increases slightly.

The Trust’s NAV per share decreased approximately 0.1% during the quarter ended July 31, 2017, starting at $12.52 per share and ending at $12.51 per share, compared to an increase of 4.2%, from $12.76 to $13.30 during the quarter ended July 31, 2016. The Trust’s NAV per share fell slightly more than the price per ounce of gold on a percentage basis due to the Sponsor’s fees, which were 10,347 shares in total for the quarter ended July 31, 2017, compared with 10,867 shares paid as Sponsor’s fees in the quarter ended July 31, 2016. The NAV per share of $12.78 on June 6, 2017 was the highest during the quarter, compared with a low of $11.96 on July 11, 2017.

The change in net assets from operations for the quarter ended July 31, 2017 was $(16,104), resulting from the Sponsor’s fees of $(128,616) and a net change in unrealized appreciation on investment in gold bullion of $112,512. In comparison, the change in net assets from operations for the quarter ended July 31, 2016 was $7,742,950 resulting from the Sponsor’s fees of $(139,575) and a net change in unrealized appreciation on investments in gold bullion of $7,882,525.

Other than the Sponsor’s fee, the Trust had no expenses during the quarter ended July 31, 2017 or the quarter ended July 31, 2016.

The Six Months Ended July 31, 2017 Compared to the Six Months Ended July 31, 2016

The Trust’s net asset value, or NAV, grew from $123,449,684 at January 31, 2017 to $129,650,100 at July 31, 2017, a 5% increase, compared to a 90% increase from $83,657,961 at January 31, 2016 to $158,773,365 at July 31, 2016. The increase in the Trust’s NAV in the six months ended July 31, 2017 resulted from an increase in the price per share tied to the increasing price of gold and an increase in the number of outstanding shares, which rose from 10,290,267 shares at January 31, 2017 to 10,360,629 shares at July 31, 2017; the number of outstanding shares at July 31, 2016 was 11,936,241. Additionally, 20,362 shares were created in the six months ended July 31, 2017 for Sponsor’s fees, compared to 18,680 shares for such purpose in the six months ended July 31, 2016. The increase in Sponsor’s fees shares is a result of the increased NAV of the Trust, as Sponsor’s fees are payable at an annualized rate of 0.40% of the Trust’s NAV, accrued on a daily basis computed on the prior business day’s NAV and paid monthly in arrears.

The Trust’s NAV per share increased approximately 4% during the six months ended July 31, 2017, starting at $12.00 per share and ending at $12.51 per share, compared to an increase of 21%, from $11.04 to $13.30 during the six months ended July 31, 2016.

The Trust’s NAV per share increased slightly less than the price per ounce of gold on a percentage basis due to the Sponsor’s fees, which were 20,362 shares in total for the six months ended July 31, 2017, compared to 18,680 shares for such purpose for the six months ended July 31, 2016. The NAV per share of $12.78 on June 6, 2017 was the highest during the six months ended July 31, 2017, compared with a low of $11.85 on March 15, 2017.

The change in net assets from operations for the six months ended July 31, 2017 was $5,372,751, resulting from the Sponsor’s fees of $(252,863), a net realized gain from gold bullion distributed for redemptions of shares of $27,474 and a net change in unrealized appreciation on investment in gold bullion of $5,598,140. In comparison, the change in net assets from operations for the six months ended July 31, 2016 was $21,254,505 resulting from the Sponsor’s fees of $(236,726), a net realized gain from gold bullion distributed for redemptions of shares of $1,386 and a net change in unrealized appreciation on investments in gold bullion of $21,489,845.

Other than the Sponsor’s fees, the Trust had no expenses during the six months ended July 31, 2017 or the six months ended July 31, 2016.

From October 22, 2015, the date of initiation of the Marketing Agent’s efforts on behalf of the Trust, through December 31, 2016, no fees were earned and payable by the Sponsor to the Marketing Agent. For the calendar quarter ended June 30, 2017, the Marketing Agent did not earn a fee. The total fees earned by and paid to the Marketing Agent since January 1, 2017 are $1,266, which represents 0% of the Maximum Fee potentially payable to the Marketing Agent pursuant to the Marketing Agent Agreement.

Liquidity and Capital Resources

The Trust is not aware of any trends, demands, commitments, events or uncertainties that are reasonably likely to result in material changes to its liquidity needs. In exchange for the Sponsor’s fee, the Sponsor has agreed to assume most of the expenses incurred by the Trust. As a result, the only ordinary expense of the Trust during the period covered by this report was the Sponsor’s fee.

The Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s gold as necessary to pay the Trust’s expenses not otherwise assumed by the Sponsor. The Trustee will not sell gold to pay the Sponsor’s fee but will pay the Sponsor’s fee in shares in lieu of cash. At July 31, 2017 and July 31, 2016, the Trust did not have any cash balances.

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

Under the supervision and with the participation of the principal executive officer and principal financial officer of the Sponsor, the Sponsor conducted an evaluation of the Trust’s disclosure controls and procedures, as defined under Exchange Act Rules 13a-15(e) and 15d-15(e). Based on this evaluation, the principal executive officer and principal financial officer of the Sponsor concluded that, as of July 31, 2017, the Trust’s disclosure controls and procedures were effective.

There have been no changes in the Trust’s or Sponsor’s internal control over financial reporting that occurred during the Trust’s fiscal quarter ended July 31, 2017 that have materially affected, or are reasonably likely to materially affect, the Trust’s or Sponsor’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

You should carefully consider the factors discussed under the caption “Risk Factors” beginning on page 19 of our Annual Report on Form 10-K for the fiscal year ended January 31, 2017 (the “Annual Report”), filed with the Securities and Exchange Commission on April 14, 2017, which could materially affect our business, financial condition or future results. There have been no material changes in our risk factors from those disclosed in the Annual Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)       None.

(b)       Not applicable.

(c)

Shares Redeemed Per Month in the Quarter ended July 31, 2017	Total Shares Redeemed	Average Ounces of Gold Per Share
Period
05/01/17 to 05/31/17	0	0.00988058353
06/01/17 to 06/30/17	0	0.009877148278
07/01/17 to 07/31/17	0	0.009873794286
	0

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

On March 22, 2017, the Securities and Exchange Commission adopted an amendment to reduce by one business day the standard settlement cycle for most broker-dealer securities transactions. Prior to the implementation of the shorter settlement cycle, the standard settlement cycle for such transactions has been three business days, known as T+3. The amended rule shortens the settlement cycle to two business days, or T+2. This change in the settlement cycle will both affect the creation and redemption procedures for Baskets and trading in the shares. Compliance with the new settlement cycle will go into effect on September 5, 2017.

Due to the fact that the aforementioned creation and redemption procedures are addressed in the Authorized Participant Agreements by among the Authorized Participants, the Trustee and the Sponsor, the Trustee and the Sponsor exercised their rights to amend each such agreement to address the new T+2 settlement cycle and executed First Amendments to each of the Authorized Participant Agreements, effective as of September 5, 2017, and provided timely notice of such amendment to the Authorized Participants. Except for the foregoing amendments, the Authorized Participant Agreements remain in full force and effect on their existing terms.

A copy of the First Amendment to Authorized Participant Agreement is attached as Exhibit 4.2 to this Form 10-Q, and is incorporated herein by reference. The foregoing description of the First Amendment to Authorized Participant Agreement does not purport to be complete and is qualified in its entirety by reference to such exhibit.

Item 6. Exhibits

Exhibits No.	Description
4.1(a)	Form of Depositary Trust Agreement between Merk Investments LLC, as sponsor, and The Bank of New York Mellon, as trustee (incorporated by reference to Exhibit 4.1 filed with Registration Statement No. 333-180868 on April 15, 2014)
4.1(b)	First Amendment To Depositary Trust Agreement, dated as of October 22, 2015, by and between Merk Investments LLC, as sponsor of the Trust, and The Bank of New York Mellon, as trustee of the Trust (incorporated by reference to Exhibit 4.1 filed with Current Report on Form 8-K on October 26, 2015)
4.1(c)	Second Amendment to the Depositary Trust Agreement, dated as of April 28, 2016, by and between Merk Investments LLC, as sponsor of the Trust, and the Bank of New York Mellon, as trustee of the Trust (incorporated by reference to Exhibit 4.1(c) filed with Annual Report on Form 10-K/A on April 29, 2016)
4.2	Form of First Amendment to Authorized Participant Agreement, dated as of August 8, 2017, adopted by Merk Investments LLC, as sponsor of the Trust, and The Bank of New York Mellon, as trustee of the Trust
31.1	Certification by Principal Executive Officer and Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1#	Certification by Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

MERK INVESTMENTS LLC
Sponsor of the VanEck Merk Gold Trust

Date: September 6, 2017	/s/ Axel Merk
Axel Merk
President and Chief Executive Officer
(Principal Executive Officer and Principal Financial Officer)

* The Registrant is a trust and the person is signing in his capacities as officers of Merk Investments LLC, the Sponsor of the Registrant.