Form 10-Q
period 2017-10-31
VanEck Merk Gold Trust
filed 2017-12-08
CIK 1546652

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2017

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

As of December 4, 2017, the issuer had 10,720,732 shares outstanding.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

VanEck Merk Gold Trust

Statements of Assets and Liabilities

	October 31, 2017	January 31, 2017
	(unaudited)
Assets
Investments in gold bullion (cost $131,137,185 and $126,099,244, respectively)	$134,251,524	$123,449,687
Total Assets	134,251,524	123,449,687

Liabilities
Sponsor’s fee payable	9	3
Total Liabilities	9	3

Net Assets	$134,251,515	$123,449,684

Net Assets Consists of:
Paid-in-capital	$135,435,696	$130,038,988
Accumulated net investment loss	(1,352,423)	(964,477)
Accumulated net realized loss	(2,946,097)	(2,975,270)
Unrealized appreciation (depreciation) on investment in gold bullion	3,114,339	(2,649,557)
	$134,251,515	$123,449,684

Shares issued and outstanding (no par value)	10,717,203	10,290,267
Net asset value per share	$12.53	$12.00

See notes to unaudited financial statements.

VanEck Merk Gold Trust

Statements of Operations

	For the three months ended October 31, 2017	For the three months ended October 31, 2016	For the nine months ended October 31, 2017	For the nine months ended October 31, 2016
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Expenses
Sponsor’s fees	$135,083	$161,497	$387,946	$398,223
Total expenses	135,083	161,497	387,946	398,223
Net investment loss	(135,083)	(161,497)	(387,946)	(398,223)

Net Realized and Unrealized Gain (Loss)
Net realized gain from gold bullion distributed for redemptions	1,699	18,181	29,173	19,567
Net change in unrealized appreciation (depreciation) on investment in gold bullion	165,756	(8,619,650)	5,763,896	12,870,195
Net realized and unrealized gain (loss) from operations	167,455	(8,601,469)	5,793,069	12,889,762

Net Increase (Decrease) in Net Assets resulting from operations	$32,372	$(8,762,966)	$5,405,123	$12,491,539

See notes to unaudited financial statements.

VanEck Merk Gold Trust

Statements of Changes in Net Assets

	For the nine months ended October 31, 2017	For the Year ended January 31, 2017
	(unaudited)
Net Assets—beginning of period	$123,449,684	$83,657,961
Creations	7,312,378	73,773,593
Redemptions	(1,915,670)	(36,913,293)
Net investment loss	(387,946)	(532,642)
Net realized gain (loss) from gold bullion distributed for redemptions	29,173	(2,758,495)
Net change in unrealized appreciation on investment in gold bullion	5,763,896	6,222,560
Net Assets—end of period	$134,251,515	$123,449,684

See notes to unaudited financial statements.

VanEck Merk Gold Trust

Financial Highlights

Per Share Performance (for a share outstanding throughout each period)

	For the three months ended October 31, 2017	For the three months ended October 31, 2016	For the nine months ended October 31, 2017	For the nine months ended October 31, 2016
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Net asset value per share, beginning of period	$12.51	$13.30	$12.00	$11.04
Net investment loss(a)	(0.02)	(0.01)	(0.04)	(0.04)
Net realized and unrealized gain (loss) on investment in gold bullion	0.04	(0.69)	0.57	1.60
Net change in net assets from operations	0.02	(0.70)	0.53	1.56
Net asset value per share, end of period	$12.53	$12.60	$12.53	$12.60

Total return, at net asset value(b)	0.16%	(5.26)%	4.42%	14.13%

Ratio to average net assets(c)
Net investment loss	(0.40)%	(0.40)%	(0.40)%	(0.40)%
Net expenses	0.40%	0.40%	0.40%	0.40%

(a)	Calculated using average shares outstanding
(b)	Not Annualized
(c)	Annualized

See notes to unaudited financial statements.

VanEck Merk Gold Trust

Schedules of Investment

October 31, 2017 (unaudited)

	Fine Ounces	Cost	Value	% of Net Assets
Gold Bullion	105,697	$131,137,185	$134,251,524	100.00%
Total Investments		$131,137,185	$134,251,524	100.00%
Liabilities in excess of other assets			(9)	0.00	%(a)
Net Assets			$134,251,515	100.00%

January 31, 2017

	Fine Ounces	Cost	Value	% of Net Assets
Gold Bullion	101,789	$126,099,244	$123,449,687	100.00%
Total Investments		$126,099,244	$123,449,687	100.00%
Liabilities in excess of other assets			(3)	0.00	%(a)
Net Assets			$123,449,684	100.00%

(a)	Amount is less than 0.005%

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

VanEck Merk Gold Trust

Notes to Unaudited Financial Statements

(continued)

The following table summarizes the inputs used as of October 31, 2017 in determining the Trust’s investments at fair value for purposes of ASC 820:

	Level 1	Level 2	Level 3
Investment in Gold	$134,251,524	$—	$—
Total	$134,251,524	$—	$—

There were no transfers between levels during the period.

The following table summarizes the inputs used as of January 31, 2017 in determining the Trust’s investments at fair value for purposes of ASC 820:

	Level 1	Level 2	Level 3
Investment in Gold	$123,449,687	$—	$—
Total	$123,449,687	$—	$—

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

Changes in the shares for the period ended October 31, 2017 are as follows:

	Shares	Amount
Shares, beginning of period at February 1, 2017	10,290,267	$130,038,988
Shares issued	580,992	7,312,378
Shares redeemed	(154,056)	(1,915,670)
Shares, end of period at October 31, 2017	10,717,203	$135,435,696

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

The Sponsor has evaluated whether or not there are uncertain tax positions that require financial statement recognition and has determined that no reserves for uncertain tax positions are required as of October 31, 2017.

2.5. Revenue Recognition Policy

A gain or loss is recognized based on the difference between the selling price and the average cost method of the gold sold on a trade date basis.

3. INVESTMENT IN GOLD

The following represents the changes in ounces of gold and the respective fair value at October 31, 2017:

	Ounces	Fair Value
Beginning balance as of February 1, 2017	101,789	$123,449,687
Gold bullion contributed	5,431	6,924,438
Gold bullion distributed	(1,523)	(1,915,670)
Realized gain from gold distributed from in-kind	—	29,173
Change in unrealized appreciation	—	5,763,896
Ending balance as of October 31, 2017	105,697	$134,251,524

The following represents the changes in ounces of gold and the respective fair value at January 31, 2017:

	Ounces	Fair Value
Beginning balance as of February 1, 2016	75,245	$83,657,963
Gold bullion contributed	58,504	73,241,000
Gold bullion distributed	(31,960)	(36,913,341)
Realized loss from gold distributed from in-kind	—	(2,758,495)
Change in unrealized appreciation	—	6,222,560
Ending balance as of January 31, 2017	101,789	$123,449,687

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

5. SHAREHOLDER OWNERSHIP

Merk Hard Currency Fund owned a market value of $8,994,034 (717,800 shares) which equates to 6.70% ownership in the Trust as of October 31, 2017.

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

Material Events

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

Change in Settlement Cycle and Amendment to Authorized Participant Agreements

On March 22, 2017, the Securities and Exchange Commission adopted an amendment to reduce by one business day the standard settlement cycle for most broker-dealer securities transactions. Prior to the implementation of the shorter settlement cycle, the standard settlement cycle for such transactions was three business days, known as T+3. The amended rule shortens the settlement cycle to two business days, or T+2. This change in the settlement cycle affects both the creation and redemption procedures for Baskets and trading in the shares. Compliance with the new settlement cycle went into effect on September 5, 2017.

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

The Three Months Ended October 31, 2017 Compared to the Three Months Ended October 31, 2016

The Trust’s net asset value, or NAV, grew from $129,650,100 at July 31, 2017 to $134,251,515 at October 31, 2017, a 3.5% increase, compared to a 1.4% increase from $158,773,365 at July 31, 2016 to $160,951,099 at October 31, 2016. The increase in the Trust’s NAV in the quarter ended October 31, 2017 resulted from an increase in the price of gold as compared to the prior period. The number of outstanding shares rose from 10,360,629 shares at July 31, 2017 to 10,717,203 shares at October 31, 2017 due to the creation of new shares by Authorized Participants, offset by the redemption of a number of shares in exchange for the delivery to an investor of physical gold, as well as the creation of 10,630 shares in the quarter for Sponsor’s fees, as compared to 12,523 shares for such purpose in the quarter ended October 31, 2016. The number of outstanding shares at October 31, 2016 was 12,778,772. The Sponsor’s fees are payable at an annualized rate of 0.40% of the Trust’s NAV, accrued on a daily basis computed on the prior business day’s NAV and paid monthly in arrears. Due to the daily accrual but monthly payment, the number of Sponsor’s fee shares issued can vary and possibly decrease, even as the number of shares outstanding increases slightly.

The Trust’s NAV per share increased approximately 0.2% during the quarter ended October 31, 2017, starting at $12.51 per share and ending at $12.53 per share, compared to a decrease of 5.3%, from $13.30 to $12.60 during the quarter ended October 31, 2016. The Trust’s NAV per share increased slightly less than the price per ounce of gold on a percentage basis due to the Sponsor’s fees, which were 10,630 shares in total for the quarter ended October 31, 2017, compared with 12,523 shares paid as Sponsor’s fees in the quarter ended October 31, 2016. The NAV per share of $13.28 on September 8, 2017 was the highest during the quarter, compared with a low of $12.41 on August 4, 2017.

The change in net assets from operations for the quarter ended October 31, 2017 was $32,372, resulting from the Sponsor’s fees of $(135,083), a net realized gain of $1,699 on gold bullion distributed for the redemption of shares and a net change in unrealized appreciation on investment in gold bullion of $165,756. In comparison, the change in net assets from operations for the quarter ended October 31, 2016 was $(8,762,966), resulting from the Sponsor’s fees of $(161,497), a net realized gain of $18,181 on gold bullion distributed for the redemption of shares and a net change in unrealized depreciation on investments in gold bullion of $(8,619,650).

Other than the Sponsor’s fee, the Trust had no expenses during the quarter ended October 31, 2017 or the quarter ended October 31, 2016.

The Nine Months Ended October 31, 2017 Compared to the Nine Months Ended October 31, 2016

The Trust’s net asset value, or NAV, grew from $123,449,684 at January 31, 2017 to $134,251,515 at October 31, 2017, a 9% increase, compared to a 92% increase from $83,657,961 at January 31, 2016 to $160,951,099 at October 31, 2016. The increase in the Trust’s NAV in the nine months ended October 31, 2017 resulted from an increase in the price per share tied to the increasing price of gold and an increase in the number of outstanding shares, which rose from 10,290,267 shares at January 31, 2017 to 10,717,203 shares at October 31, 2017; the number of outstanding shares at October 31, 2016 was 12,778,772. Additionally, 30,992 shares were created in the nine months ended October 31, 2017 for Sponsor’s fees, compared to 31,203 shares for such purpose in the nine months ended October 31, 2016. The increase in Sponsor’s fees shares is a result of the increased NAV of the Trust, as Sponsor’s fees are payable at an annualized rate of 0.40% of the Trust’s NAV, accrued on a daily basis computed on the prior business day’s NAV and paid monthly in arrears.

The Trust’s NAV per share increased approximately 4.4% during the nine months ended October 31, 2017, starting at $12.00 per share and ending at $12.53 per share, compared to an increase of 14.1%, from $11.04 to $12.60 during the nine months ended October 31, 2016.

The Trust’s NAV per share increased slightly less than the price per ounce of gold on a percentage basis due to the Sponsor’s fees, which were 30,992 shares in total for the nine months ended October 31, 2017, compared to 31,203 shares for such purpose for the nine months ended October 31, 2016. The NAV per share of $13.28 on September 8, 2017 was the highest during the nine months ended October 31, 2017, compared with a low of $11.85 on March 15, 2017.

The change in net assets from operations for the nine months ended October 31, 2017 was $5,405,123, resulting from the Sponsor’s fees of $(387,946), a net realized gain from gold bullion distributed for redemptions of shares of $29,173 and a net change in unrealized appreciation on investment in gold bullion of $5,763,896. In comparison, the change in net assets from operations for the nine months ended October 31, 2016 was $12,491,539, resulting from the Sponsor’s fees of $(398,223), a net realized gain from gold bullion distributed for redemptions of shares of $19,567 and a net change in unrealized appreciation on investments in gold bullion of $12,870,195.

Other than the Sponsor’s fees, the Trust had no expenses during the nine months ended October 31, 2017 or the nine months ended October 31, 2016.

From October 22, 2015, the date of initiation of the Marketing Agent’s efforts on behalf of the Trust, through December 31, 2016, no fees were earned and payable by the Sponsor to the Marketing Agent. For the calendar quarter ended September 30, 2017, the Marketing Agent earned a fee of $3,498.95, which was paid on October 27, 2017. The total fees earned by and paid to the Marketing Agent since January 1, 2017 are $4,764.61, which represents 0.0% of the Maximum Fee potentially payable to the Marketing Agent pursuant to the Marketing Agent Agreement.

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

The Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s gold as necessary to pay the Trust’s expenses not otherwise assumed by the Sponsor. The Trustee will not sell gold to pay the Sponsor’s fee but will pay the Sponsor’s fee in shares in lieu of cash. At October 31, 2017 and October 31, 2016, the Trust did not have any cash balances.

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

Under the supervision and with the participation of the principal executive officer and principal financial officer of the Sponsor, the Sponsor conducted an evaluation of the Trust’s disclosure controls and procedures, as defined under Exchange Act Rules 13a-15(e) and 15d-15(e). Based on this evaluation, the principal executive officer and principal financial officer of the Sponsor concluded that, as of October 31, 2017, the Trust’s disclosure controls and procedures were effective.

There have been no changes in the Trust’s or Sponsor’s internal control over financial reporting that occurred during the Trust’s fiscal quarter ended October 31, 2017 that have materially affected, or are reasonably likely to materially affect, the Trust’s or Sponsor’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)       None.

(b)       Not applicable.

(c)

Shares Redeemed Per Month in the Quarter ended October 31, 2017	Total Shares Redeemed	Average Ounces of Gold Per Share
Period
08/01/17 to 08/31/17	0	—
09/01/17 to 09/30/17	4,056	0.009866100579
10/01/17 to 10/31/17	0	—
	4,056

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

On March 22, 2017, the Securities and Exchange Commission adopted an amendment to reduce by one business day the standard settlement cycle for most broker-dealer securities transactions. Prior to the implementation of the shorter settlement cycle, the standard settlement cycle for such transactions was three business days, known as T+3. The amended rule shortens the settlement cycle to two business days, or T+2. This change in the settlement cycle affects both the creation and redemption procedures for Baskets and trading in the shares. Compliance with the new settlement cycle went into effect on September 5, 2017.

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

A copy of the First Amendment to Authorized Participant Agreement is attached as Exhibit 4.2 to our Quarterly Report on Form 10-Q for the quarterly period ended July 31, 2017.

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

MERK INVESTMENTS LLC
Sponsor of the VanEck Merk Gold Trust

Date: December 8, 2017	/s/ Axel Merk
Axel Merk
President and Chief Executive Officer
(Principal Executive Officer and Principal Financial Officer)

* The Registrant is a trust and the person is signing in his capacities as officers of Merk Investments LLC, the Sponsor of the Registrant.

