Form 10-K
period 2018-01-31
VanEck Merk Gold Trust
filed 2018-04-13
CIK 1546652

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2018

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

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of July 31, 2017, the aggregate market value of the VanEck Merk Gold Shares held by non-affiliates of the registrant was approximately $129,650,100.

As of April 3, 2018, there were 11,085,107 VanEck Merk Gold Shares outstanding.

Documents incorporated by reference: None.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (the “Report”) includes statements which relate to future events or future performance. In some cases, you can identify such forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or the negative of these terms or other comparable terminology. All statements (other than statements of historical fact) included in this Report that address activities, events or developments that may occur in the future, including such matters as changes in commodity prices and market conditions (for gold and the shares), the operations of VanEck Merk Gold Trust (the “Trust”), the plans of Merk Investments LLC, the sponsor of the Trust (the “Sponsor”), and references to the Trust’s future success and other similar matters are forward-looking statements. These statements are only predictions. Actual events or results may differ materially. These statements are based upon certain assumptions and analyses made by the Sponsor on the basis of its perception of historical trends, current conditions and expected future developments, as well as other factors it believes are appropriate in the circumstances. Whether or not actual results and developments will conform to the Sponsor’s expectations and predictions is subject to a number of risks and uncertainties, including the special considerations referenced in this Report, general economic, market and business conditions, changes in laws or regulations, including those concerning taxes, and other world economic and political developments. Consequently, all the forward-looking statements made in this Report are qualified by these cautionary statements and there can be no assurance that the actual results or developments the Sponsor anticipates will be realized or, even if substantially realized, that they will result in the expected consequences to, or have the expected effects on, the Trust’s operations or the value of the shares issued by the Trust. Moreover, neither the Sponsor, nor any other person assumes responsibility for the accuracy or completeness of the forward-looking statements. Neither the Trust nor the Sponsor undertakes an obligation to publicly update or conform to actual results any forward-looking statement, whether as a result of new information, future developments or otherwise, except as required by law.

VANECK MERK GOLD TRUST

ANNUAL REPORT ON FORM 10-K

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

The redeemable value of the Shares increased from $11.99 at January 31, 2017 to $13.27 at January 31, 2018, the Trust’s fiscal year end. Outstanding Shares in the Trust increased from 10,290,267 Shares at January 31, 2017 to 10,727,887 Shares outstanding at January 31, 2018.

The Trust is not managed like a corporation or an active investment vehicle. It does not have any officers, directors or employees and is administered by the Trustee pursuant to the Trust Agreement. The Trust is not registered as an investment company under the Investment Company Act of 1940, as amended (the “1940 Act”), and is not required to register under such act. The Trust does not and will not hold or trade in commodities futures contracts regulated by the Commodity Exchange Act, as amended (the “CEA”), as administered by the Commodity Futures Trading Commission (the “CFTC”). The Trust is not a commodity pool for purposes of the CEA and neither the Sponsor nor the Trustee is subject to regulation as a commodity pool operator or a commodity trading advisor in connection with the Shares. The Trust has no fixed termination date.

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

Each Share represents a fractional undivided beneficial interest in the Trust’s net assets. The Trust’s assets consist of gold held on the Trust’s behalf in financial institutions for safekeeping. Physical gold that the Trust will hold includes “London Bars” and, for the limited purposes described herein, other gold bars and coins, without numismatic value, having a minimum fineness (or purity) of 995 parts per 1,000 (99.5%) or, for American Gold Eagle gold coins, with a minimum fineness of 91.67%. The Trust receives gold deposited by Authorized Participants in exchange for the creation of Baskets and delivers gold to Authorized Participants in exchange for Baskets surrendered to it for redemption. In connection with the delivery of Shares by a Delivery Applicant as described below, the Sponsor may engage in over-the-counter transactions with a precious metals dealer to exchange gold for physical gold of different specifications.

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

Jewelry demand

Jewelry demand has historically accounted for the largest component of total gold demand. At the end of 2017, the estimated total existing above-ground stock of gold amounted to 6.1 billion Ounces1, and about half of the estimated total has been used in jewelry.

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

Gold jewelry demand on average has been around 71.5 million Ounces per year from the period of 2007 to 2017. Total annual jewelry demand amounted to 69.2 million Ounces in 2017. The largest decline was in 2016, down 21.0% or 16.2 million Ounces. Gold jewelry demand, as a proportion of total gold demand, has been trending downward, from 84.4% of total demand in 2007 to 54.7% in 2017. In 2017, gold jewelry demand rose to 69.2 million Ounces largely due to the increase in demand from India, which saw an 8% increase in demand in the fourth quarter of 2017.

Industrial and medical demand

In addition to its application in jewelry, gold has been widely used in manufacturing and medical treatment. In 2017, 9.4%2 of gold demand came from industrial fabrication. From the period of 2007 to 2017, over half of industrial demand has been derived from electronic component manufacturing, in large part due to gold’s high electronic conductivity and natural resistance to corrosion. Gold is also used for industrial decoration, such as gold plating and coating.

Industrial use of gold is more common in the developed world, whereas most of the gold fabrication in developing nations is typically for jewelry. Demand for gold used in electronics manufacturing fell sharply in 2009, down 11.7% from 2008, likely caused by weak economic conditions, but it rebounded 17.3% in 2010. From 2010 thereafter, demand for gold used in electronics fell every year between 2010 and 2016, from 11.1 million Ounces per year in 2010 to 8.2 million Ounces per year in 2016. In 2017, the demand for gold in electronics rose to 8.6 million Ounces for the year.

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

Investment demand

As of 2017, around 2.3 billion Ounces of above-ground gold was held as an investment or store of value, accounting for 38.2% of the estimated total, under half of which was held by the official sector. In 2017, the official stock purchased by the official sector was 12.2 million Ounces.

Central banks and supranational organizations (e.g., the International Monetary Fund (the “IMF”) and Bank of International Settlements (the “BIS”)) hold gold as part of their reserve assets. Central banks affect the gold market through buying, selling and lending, as well as swaps and other derivative activities.

1 Source: World Gold Council

2 Source: Thomson Reuters GFMS Gold Survey 2017 Q4

Gold is also favored by the private sector as a store of value and a means of investment. Unlike equities, bonds and currencies, gold does not run the risk of issuers’ default or mismanagement and is not a liability of any government or corporation. Many investors may consider gold to be a safe haven investment, a portfolio diversifier and inflation hedge.

Over the past decade, there has been a steady rise in the number of investors worldwide holding gold. A large part of this trend has been the advent and proliferation of gold-tracking exchange-traded funds, which allow investors greater access to investments in gold. In 2017, net retail investment demand represented 26.2% of the total annual gold demand, up substantially from 1.7% in 2000.

Sources of gold supply

Sources of gold supply include mine production, secondary supply from recycled gold and official sector sales.

Mine production

The largest portion of gold supply comes from mine production, including gold produced both from primary deposits and from secondary deposits where the gold is mined as a by-product. All the recorded gold ever mined in human history amounts to approximately 6.1 billion Ounces, or 190,040 metric tons. To put this in perspective, all the gold ever mined would only fill two Olympic-sized swimming pools.

Gold is produced from mines on every continent except Antarctica (where mining is forbidden by the Antarctica Treaty). South Africa used to be the world’s largest gold producing country. At its peak in the early 1970s, South Africa contributed over 70% of world production. However, over the past four decades, South African output has been declining while other countries have expanded gold mining considerably.

Over recent years, gold has been increasingly mined in developing countries; China is currently the world’s largest gold producing country. Other notable gold producing countries include Australia, Russia and South Africa. In 2017, global mine production amounted to 103.3 million Ounces, which was 0.7 million Ounces fewer than the year prior. Significant factors in the decrease include the crackdown on illegal mining, as well as environmental concerns globally.

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

Recycled gold supply is highly affected by gold prices and economic conditions. Supplies reached elevated levels during the 1997–1998 Asian financial crisis, and hit a record of 41.2 million Ounces in 2009, spurred by the global financial crisis and rising gold prices. Since then, the total amount of scrap gold has come down to 39.4 million Ounces in 2017.

In 2016, the most recent year for which comprehensive data is available, China, India, and Turkey are the three largest countries supplying recycled gold, accounting for 34.8% of total recycled gold recovered. China is now the largest scrap-supplying nation, supplying 7.5 million Ounces, or 18.3% of total secondary supply, in 2016. India and Turkey contributed 10.4% and 6.1% to the total secondary gold supply, respectively, in 2016.

Official sector sales

Approximately 17.1%3 of total above-ground gold stock is held by the official sector, a proportion that had declined over recent years before the global financial crisis. During 1989–2007, official sector sales outstripped annual purchases, meaning the official sector became a net seller of gold to the private sector.

3 Source: World Gold Council

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

Since the onset of the financial crisis, the official sector reversed its role as a net seller over the previous nineteen years. From 2008 to 2013, the official sector was a net purchaser of 60.0 million Ounces of gold. Central banks of major developing economies, including the People’s Bank of China, the Reserve Bank of India and the Russian central bank, have substantially increased gold reserves. In September 2009, the IMF Executive Board approved the sale of 13.0 million Ounces, approximately one-eighth of the Fund’s total holdings of gold, to help boost its lending resources. The IMF completed the gold sales program in December 2010. In 2017, the net buying from the Central Bank of Russia was 7.2 million Ounces, which pushed their gold reserves to 59.1 million Ounces. Turkey was also a notable purchaser of gold, as its central bank increased total holdings by 6.0 million Ounces to 18.2 million Ounces in 2017.

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

The COMEX is the largest gold futures and options exchange. In 2017, total gold futures and options contract volume amounted to 72.8 million and 9.9 million contracts, respectively4. In 2007, the Chicago Mercantile Exchange merged with the CBOT to form the Chicago Mercantile Exchange Group (the “CME Group”), and in 2008 the CME Group acquired the COMEX.

In 2016, the most recent year for which comprehensive data is available, the Shanghai Futures Exchange (“SHFE”) was the world’s second largest futures exchange in terms of gold futures trading volume, accounting for around 14.3% of the world total. The Shanghai Gold Exchange (“SGE”) accounted for about 4.9% of total gold futures trading volume in 2016. During the same period, all of the four largest exchanges experienced an increase in the trading volume of gold futures and options, with SGE gaining 61.8% year-over-year.

4 Source: CME Group

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

Historical movements in the gold price

The following chart illustrates the historical movements in the price of gold for the period January 1970 to January 2018, measured in U.S. dollar per Ounce.

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

In 2017, Gold started off at its lows of $1,052.15 per Ounce. The metal reached a high of $1,349.29 per Ounce on November 7, 2017, before ending the year at $1,303.05 per Ounce, while never reaching or going below the start of the year’s gold price.

Volatility

Annualized Standard Deviation

	S&P 500	Spot Gold	Spot Silver
1991–1995	10.31%	10.57%	24.83%
1996–2000	18.42%	12.98%	22.08%
2001–2005	18.22%	14.45%	22.86%
2006–2010	24.95%	22.28%	38.40%
2011–2015	15.46%	17.01%	30.84%
2016–2017	10.40%	12.95%	20.93%

Source: Bloomberg, Merk Investments LLC

Gold price volatility was 10.57% during 1991–1995 and rose to 12.98% for the period of 1996–2000, 14.45% of 2001–2005 and 22.28% of 2006–2010. Gold price volatility declined to 17.01% during the 2011–2015 period. In 2017, gold price volatility came down further to 10.21%. The price of gold has historically been less volatile than other commodities such as silver. This lower volatility may reflect gold’s role as a financial asset and the much broader liquid financial market that gold has compared to other commodities. Also, the daily return on gold price was less volatile than the S&P 500 index during 1996–2010, but it has been slightly higher than that of the S&P 500 from January 2011 to December 2017.

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

The Trustee’s estimation of accrued but unpaid fees, expenses and liabilities will be conclusive upon all persons interested in the Trust, and no revision or correction in any computation made under the Trust Agreement will be required by reason of any difference in amounts estimated from those actually paid.

The Sponsor and the investors may rely on any evaluation or determination of any amount made by the Trustee, and except for any determination by the Sponsor as to the price to be used to evaluate gold, the Sponsor will have no responsibility for the evaluation’s accuracy. The determinations the Trustee makes will be made in good faith upon the basis of, and the Trustee will not be liable for any errors contained in, information reasonably available to it. The Trustee will not be liable to the Sponsor, Authorized Participants, the investors or any other person for errors in judgment. However, the preceding liability exclusion will not protect the Trustee against any liability resulting from bad faith or gross negligence in the performance of its duties

Trust Expenses

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

The Sponsor’s Fee for the year ended January 31, 2018 was $525,570.

Creations and Redemption of Shares

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

Creation Procedures—Authorized Participants

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

Redemption Procedures—Authorized Participants

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

The Custodian will arrange for the redemption amount in gold to be transferred from the Trust Allocated Account to the Trust Unallocated Account and, thereafter, to the redeeming Authorized Participant’s unallocated account. The Authorized Participant and the Trust each are at risk in respect of gold credited to their respective unallocated accounts in the event of the Custodian’s insolvency. See “Risk Factors—The Trust Would Be An Unsecured Creditor of the Custodian in the Event of Insolvency.”

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

The Sponsor

The Sponsor, Merk Investments LLC, is a Delaware limited liability company. The Sponsor’s office is located at 44 Montgomery Street, #3730, San Francisco, California, 94104. The Sponsor has provided investment advisory services to mutual funds since 2005. As of December 31, 2017, the Sponsor had approximately $280 million of assets under management. The Sponsor’s role is discussed below, and it has undertaken the responsibilities set forth below.

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

The Sponsor exercised its right to visit the Custodian’s premises and inspect the Trust’s gold and related records most recently on January 12, 2018.

Inspectorate International Limited, a leading commodity inspection and testing company, conducted physical gold audits of the Trust as of August 3, 2016, January 31, 2017 and January 31, 2018.

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

Redemption of and Taking Delivery of Physical Gold in Exchange for the Shares

The Shares may be redeemed by or through an Authorized Participant in Baskets. Investors may also take delivery of physical gold in exchange for their Shares. See “Creations and Redemption of Shares” for details.

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

United States Federal Income Tax Consequences

This section summarizes the material federal income tax consequences that generally will apply to the purchase, ownership and disposition of Shares by a “U.S. Investor” (as defined below) and certain federal tax consequences that may apply to the purchase, ownership and disposition of Shares by a “non-U.S. Investor” (as defined below). The following discussion represents, insofar as it describes conclusions regarding federal tax law and subject to the limitations and qualifications described therein, the opinion of K&L Gates LLP, special federal income tax counsel to the Sponsor. The discussion is based on the Internal Revenue Code of 1986, as amended (the “Code”), and final and temporary Treasury regulations promulgated thereunder as in effect on the date of this Report and judicial and administrative interpretations thereof publicly available at that date; no assurance can be given that future legislation, regulations, court decisions and/or administrative pronouncements will not significantly change applicable law and materially affect the conclusions expressed herein, and any such change, even though made after an investor has invested in the Trust, could be applied retroactively. This discussion does not purport to be complete or to deal with all aspects of federal income taxation that may be relevant to an investor in light of its particular circumstances or to an investor mentioned in the second sentence of the next paragraph.

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

Taxation of the Trust

The Trust is treated as a “grantor trust” for federal tax purposes. As a result, the Trust itself is not subject to federal income tax. Instead, the Trust’s income and expenses “flow through” to its investors, and the Trustee reports the Trust’s income, gains, losses and deductions to the Internal Revenue Service (“IRS”) on that basis. There can be no assurance that the IRS will agree with that treatment, and it is possible that the IRS or another tax authority could assert a position contrary thereto and that a court could sustain that contrary position. Neither the Sponsor nor the Trustee has requested or will request a ruling from the IRS with respect to the classification or treatment of the Trust for federal tax purposes. If the IRS were to assert successfully that the Trust is not a “grantor trust,” the Trust would be classified as a partnership for those purposes, which may affect timing and other tax consequences to its investors.

Taxation of U.S. Investors

An investor in the Trust is treated, for federal tax purposes, as if it directly owns a pro rata share of the Trust’s assets and directly receives that share of any Trust income and incurs that share of the Trust’s expenses. In the case of an investor that purchases Shares for cash, its initial tax basis in its pro rata share of the assets held in the Trust at the time it acquires its Shares will be equal to its cost of acquiring the Shares. In the case of an investor that acquires its Shares as part of the creation of a Basket, the delivery of gold to the Trust in exchange for a pro rata share of the underlying gold the Trust holds at the time it acquires its Shares will not be a taxable event to the investor, and the investor’s tax basis in and holding period for that share of the Trust’s gold will be the same as its tax basis in and holding period for the gold delivered in exchange therefor. For purposes of this discussion, and unless stated otherwise, it is assumed that all of an investor’s Shares are acquired on the same date and at the same price per Share. Investors that hold multiple lots of Shares, or that are contemplating acquiring multiple lots of Shares, should consult their own tax advisers as to the determination of the tax basis in and holding period for the underlying gold represented by such Shares.

If the Trust sells gold, for example to generate cash to pay its fees or expenses, an investor will recognize gain or loss in an amount equal to the difference between (1) the investor’s pro rata share of the amount the Trust realizes on the sale and (2) the investor’s tax basis in its pro rata share of the gold that was sold. Although it is not entirely free from doubt, the Trust treats the issuance of Shares to the Sponsor as payment of the Sponsor’s Fee and/or reimbursement of the Trust’s expenses and/or liabilities as a taxable exchange by the Trust of the portion of the underlying gold represented by those Shares and thus also constitutes a taxable event for investors. An investor’s tax basis in its share of any gold sold or exchanged by the Trust generally is determined by multiplying the investor’s total basis in its share of all the gold held in the Trust immediately prior to the sale or exchange by a fraction, the numerator of which is the amount of gold sold or exchanged and the denominator of which is the total amount of all the gold so held. After any such sale or exchange, an investor’s tax basis in its pro rata share of the gold remaining in the Trust will be equal to its tax basis in its share of the total amount of the gold held in the Trust immediately prior to the sale or exchange less the portion of that basis allocable to its share of the gold that was sold or exchanged.

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

If an investor redeems (which term, and its variations, as used in this section includes a surrender, and its variations, to the Trust by a Delivery Applicant of) some or all of its Shares in exchange for (i.e., in order to take delivery of) the underlying gold (including American Gold Eagle gold coins, with a minimum fineness of 91.67% (“American Gold Coins”)) represented by the redeemed Shares, the exchange will generally not be a taxable event for the investor (except as noted below with respect to any cash proceeds). In addition, if an investor acquires its Shares as part of the creation of a Basket by delivering to the Trust gold in specified denominations (e.g., unallocated gold), the subsequent redemption of its Shares for gold delivered by the Trust in different denominations (e.g., LBMA gold in denominations of 350 to 430 Fine Ounces or 10 Ounce Bars of gold or coins) will not constitute a taxable event, provided that the amount of gold received on the redemption contains the equivalent metallic content of the gold delivered on the creation, less amounts accrued or sold to pay the Trust’s expenses and other charges. An investor’s tax basis in the gold received on a redemption generally will be the same as the investor’s tax basis in the portion of its pro rata share of the gold held in the Trust immediately prior to the redemption that is attributable to the redeemed Shares. An investor’s holding period with respect to the gold received on a redemption should include the period during which the investor held the redeemed Shares. A subsequent sale of the gold received by the investor will be a taxable event.

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

Maximum 28% Long-Term Capital Gains Tax Rate for U.S. Investors Who Are Individuals

Gains recognized by an individual, estate or trust (each referred to below as an “individual” unless the context requires otherwise) from the sale of “collectibles,” which term includes gold, held for more than one year are subject to federal income tax at a maximum rate of 28% rather than the lower maximum rates applicable to most other long-term capital gains individuals recognize (a maximum of 15% for a single individual with taxable income not exceeding $425,800 ($479,000 for married individuals filing jointly) and 20% for individuals with taxable income exceeding those respective amounts, which apply for 2018 and will be adjusted for inflation annually thereafter). For these purposes, gain an individual recognizes on the sale of an interest in a “grantor trust” that holds collectibles (such as the Trust) is treated as gain recognized on the sale of the collectibles, to the extent the gain is attributable to unrealized appreciation in value of the collectibles. Therefore, any gain recognized by an individual U.S. Investor attributable to a sale or exchange of Shares held for more than one year, or attributable to the Trust’s sale of any gold that the investor is treated (through his, her or its ownership of Shares) as having held for more than one year, generally will be subject to federal income tax at a maximum rate of 28%. The tax rates for capital gains recognized on the sale of assets held by an individual U.S. Investor for one year or less, or by a taxpayer other than an individual, are generally the same as those at which ordinary income is taxed.

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

Investors will be required to recognize the full amount of gain or loss on a sale of gold by the Trust (as discussed above), even though some or all of the sale proceeds are used by the Trustee to pay Trust expenses. An investor may deduct its respective pro rata share of each expense incurred by the Trust to the same extent as if it directly incurred the expense. Investors who are individuals, however, may be required to treat some or all of the expenses of the Trust as miscellaneous itemized deductions, the deductibility of which was suspended for taxable years beginning after December 31, 2017, and before January 1, 2026, by the Tax Cuts and Jobs Act enacted in December 2017.

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

Investment by Regulated Investment Companies

Mutual funds and other investment vehicles that are “regulated investment companies” within the meaning of Code section 851 should consult with their tax advisers concerning (1) the likelihood that an investment in a Share, although it is a “security” within the meaning of the 1940 Act, may be considered an investment in the underlying gold for purposes of Code section 851(b), and (2) the extent to which an investment in Shares might nevertheless be consistent with preservation of their qualification under that section.

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

U.S. Information Reporting and Withholding

The Trustee will make information available that will enable brokers and custodians through which investors hold Shares to prepare and file certain information returns with the IRS, and will provide certain tax-related information to investors, in connection with the Trust. To the extent required by applicable regulations, each investor will be provided with information regarding its allocable portion of the Trust’s annual income, deductions, gains and losses (if any). A U.S. Investor may be subject to federal backup withholding, at the rate of 24%, in certain circumstances unless it provides its taxpayer identification number to its broker and complies with certain certification procedures; the amount of any backup withholding will be allowed as a credit against an investor’s federal income tax liability and may entitle an investor to a refund, provided that the required information is furnished to the IRS. A non-U.S. Investor may have to comply with certification procedures to establish that it is not a U.S. Investor, and some non-U.S. Investors will be required to meet certain information reporting or certification requirements imposed by the Foreign Account Tax Compliance Act, to avoid withholding.

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

Item 1A. Risk Factors

Before making an investment decision, you should consider carefully the risks described below, as well as the other information included in this Report.

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

Discrepancies in the Calculation of the LBMA PM Gold Price Could Impact the Value of the Trust’s Gold

The Trustee values the gold held by the Trust based on the LBMA PM Gold Price. Potential discrepancies in the calculation of the LBMA PM Gold Price, as well as any future changes to the LBMA PM Gold Price, could impact the value of the gold held by the Trust and could have an adverse effect on the value of an investment in the Shares.

The Trustee values the gold held by the Trust based on LBMA PM Gold Price, which is the afternoon session of the twice daily fix of the price of a Fine Ounce of gold which starts at 3:00 PM London, England time and is performed in London by the ICE Benchmark Administration as an independent third-party administrator. The Trustee also determines the NAV per Share. If on a day when the Trust’s NAV is being calculated the LBMA PM Gold Price for that day is not available, the Trustee will value the gold held by the Trust based on that day’s LBMA AM Gold Price, and if no fix is available for the day, the Trustee will value the Trust’s gold based on the most recently announced LBMA AM Gold Price or LBMA PM Gold Price. Prior to March 20, 2015, the Trustee utilized the daily fix of the price of a Fine Ounce of golf as performed by the five members of the London gold fix, which has now been replaced by the ICE Benchmark Administration as an independent third-party administrator.

In the event that the LBMA PM Gold Price does not prove to be an accurate benchmark, and the LBMA PM Gold Price varies materially from the price determined by other mechanisms, the NAV of the Trust and the value of an investment in the Shares could be adversely impacted. Any future developments in the benchmark, to the extent they have a material impact on the LBMA PM Gold Price, could adversely impact the NAV of the Trust and the value of an investment in the Shares. Further, the calculation of the LBMA PM Gold Price is not precise, but rather is based upon a procedure of matching orders from participants in the auction process and their customers to sell gold with orders from participants in the auction process and their customers to buy gold at particular prices. As such, the LBMA PM Gold Price does not necessarily reflect each buyer or seller of gold in the market, nor does it set a definitive price for gold at which all orders for sale or purchase will take place on that particular day or time. All orders placed into the auction process by the participants will be executed on the basis of the price determined pursuant to the LBMA PM Gold Price auction process (provided that orders may be cancelled, increased or decreased while the auction is in progress). It is possible that electronic failures or other unanticipated events may occur that could result in delays in the announcement of, or the inability of the system to produce, an LBMA PM Gold Price on any given date. Further, any actual or perceived disruptions that result in the perception that the LBMA PM Gold Price or LBMA AM Gold Price are vulnerable to actual or attempted manipulation could adversely affect the behavior of investors and traders, which may have an effect on the price of gold. Any such disruptions in the determination of the LBMA PM Gold Price or LBMA AM Gold Price may also result in an incorrect valuation of the Trust’s gold and an inaccurate computation of the Sponsor’s fee, among other potential effects.

The Sponsor may also instruct the Trustee to use a different publicly available price that the Sponsor determines fairly represents the commercial value of the Trust’s gold.

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

Shareholders May Terminate the Trust

Shareholders with large holdings may choose to terminate the Trust.

Under the Trust Agreement, registered holders of at least 75% of the Shares have the right to require the Trustee to terminate the Trust Agreement. This power may be exercised by a relatively small number of holders of Shares. Upon any such exercise, investors who would have elected to continue to invest in gold through ownership of Shares will be compelled to find another vehicle for such investment and may not be able to identify another vehicle that offers the same features as the Trust.

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

The Trust holds London Bars. To facilitate a Delivery Applicant’s ability to exchange Shares for physical gold, the Sponsor will engage in an over-the-counter transaction with a precious metals dealer to exchange the Trust’s London Bars for physical gold of different specifications. There is no guarantee that at the time that the Sponsor seeks to exchange the Trust’s London Bars for physical gold of different specifications such physical gold will be available. As a result, it may be necessary for a Delivery Applicant to wait for such physical gold to be available. If the precious metals dealer advises the Sponsor that the desired physical gold is not available, the Sponsor will advise the Delivery Applicant. At that time, the Sponsor may offer the Delivery Applicant physical gold that is different from the physical gold specified in the Delivery Application that comprises the same Fine Ounce content. If the Delivery Applicant accepts different physical gold than that specified in the Delivery Application, a new Delivery Application would need to be completed and it may result in higher or lower processing fees. However, it is unlikely that the cash proceeds (i.e., the difference between the value of a Delivery Applicant’s Shares and the value of physical gold to be delivered to the Delivery Applicant) will change because the total Fine Ounce component of the physical gold will not change unless otherwise agreed to by the Delivery Applicant.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a)

The Trust was formed on May 6, 2014 (the “Date of Inception”) following an initial deposit of gold. The Trust’s Shares have been listed on the NYSE Arca under the symbol OUNZ since May 16, 2014. The following tables set out the range of high and low sale prices for the Shares as reported for NYSE Arca transactions for each of the quarters during the fiscal years ended January 31, 2018 and 2017:

Fiscal Year Ended January 31, 2018:

	High	Low
First Quarter	$12.77	$11.84
Second Quarter	12.80	11.93
Third Quarter	13.32	12.37
Fourth Quarter	13.44	12.19

Fiscal Year Ended January 31, 2017:

	High	Low
First Quarter	$12.87	$11.16
Second Quarter	13.61	11.98
Third Quarter	13.56	12.30
Fourth Quarter	12.95	11.12

(b)

Not applicable.

(c)

Although the Trust does not purchase Shares directly from its investors in connection with Delivery Applications or the redemption of Baskets, the Trust redeemed Shares as follows during the year ended January 31, 2018:

Period	Total Shares Redeemed	Average Ounces of Gold Per Share
First Quarter	150,000	0.00988584289
Second Quarter	—	—
Third Quarter	4,056	0.00986610058
Fourth Quarter	—	—

Item 6. Selected Financial Data

The following selected financial data for the reporting periods should be read in conjunction with the Trust’s financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	January 31, 2018	January 31, 2017	January 31, 2016

Net assets	$142,168,245	$123,449,684	$83,657,961

	For the Year ended January 31, 2018	For the Year ended January 31, 2017	For the Year ended January 31, 2016

Net investment loss	(525,570)	(532,642)	(277,150)
Net realized gain (loss) from gold bullion	29,173	(2,758,495)	(222,753)
Net change in unrealized appreciation (depreciation) on investment gold bullion	13,680,629	6,222,560	(7,683,821)
Net investment loss per Share	(0.05)	(0.05)	(0.05)
Net realized and unrealized gain (loss) from gold bullion per Share	1.30	1.01	(1.48)

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

Introduction

The Trust is an investment trust formed on May 6, 2014 under New York law pursuant to the Trust Agreement. The Trust is not managed like a corporation or an active investment vehicle. It does not have any officers, directors, or employees and is administered by the Trustee pursuant to the Trust Agreement. The Trust is not registered as an investment company under the Investment Company Act of 1940, as amended, and is not required to register under such act. It will not hold or trade in commodity futures contracts, nor is it a commodity pool, or subject to regulation as a commodity pool operator or a commodity trading adviser in connection with issuing shares. After consideration of Financial Accounting Standards Topic 946, however, the Sponsor has concluded the Trust meets the fundamental characteristics of an investment company. In addition, while the Trust does not currently possess all of the typical characteristics of an investment company, it believes its activities are consistent with those of an investment company and will therefore apply the guidance in Financial Accounting Standards Topic 946, including disclosure of the financial support contractually required to be provided by an investment company to any of its investees. The Sponsor is responsible for, among other things, overseeing the performance of the Trustee and the Trust’s principal service providers, including the preparation of financial statements. The Trustee is responsible for the day-to-day administration of the Trust.

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

NAV per Share vs. 1/100th Gold Fix from the Date of Inception to January 31, 2018.

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

The following is a summary of significant accounting policies followed by the Trust. Please refer to Note 2 to the Financial Statements included elsewhere in this Report for further discussion of our accounting policies.

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

	Ounces	Fair Value

Beginning balance as of February 1, 2017	101,789	$123,449,687
Gold bullion contributed	5,431	6,924,438
Gold bullion distributed	(1,523)	(1,915,670)
Realized gain from gold distributed from in-kind	—	29,173
Change in unrealized appreciation	—	13,680,629
Ending balance as of January 31, 2018	105,697	$142,168,257

Under the Custody Agreement, the Trustee, the Sponsor and the Sponsor’s auditors and inspectors may visit the premises of the Custodian for the purpose of examining the Trust’s gold and certain related records maintained by the Custodian.

The Sponsor exercised its right to visit the Custodian’s premises and inspect the Trust’s gold and related records most recently on January 12, 2018.

On February 1, 2018, Inspectorate International Limited, a leading commodity inspection and testing company, confirmed that as of January 31, 2018, the Custodian’s records of gold held in the vault were accurate. The vault audit prior to this date was done on July 20, 2017.

Shareholder Ownership

Merk Hard Currency Fund owned a market value of $9,525,206 which equates to 6.69% ownership in the Trust at January 31, 2018. The Sponsor acts as investment advisor to the Merk Hard Currency Fund.

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

Comparison of the Fiscal Years Ended January 31, 2018 and 2017

The Trust’s NAV increased from $123,449,684 on January 31, 2017 to $142,168,245 on January 31, 2018, a 15.16% increase for the fiscal year. The increase in the Trust’s NAV resulted primarily from an increase in the number of Shares issued during the period, which rose from 10,290,267 Shares issued and outstanding on January 31, 2017 to 10,727,887 Shares issued and outstanding on January 31, 2018.

NAV per Share increased 10.42% from $12.00 on January 31, 2017 to $13.25 on January 31, 2018. The Trust’s NAV per Share grew slightly less than the price per Ounce of gold on a percentage basis due to the Sponsor’s Fee, which was $525,570 for the year, or 0.40% of the Trust’s assets on an annualized basis.

The NAV per Share of $13.35 on January 25, 2018 was the highest during the year, compared with a low of $11.85 on March 15, 2017.

Net increase in net assets resulting from operations for the year ended January 31, 2018 was $13,184,232, resulting from a net gain of $29,173 from gold bullion distributed for redemptions and an unrealized gain on gold of $13,680,629 offset by the Sponsor’s Fee of $525,570. Other than the Sponsor’s Fee, the Trust had no expenses during the year ended January 31, 2018.

From October 22, 2015, the date of initiation of the Marketing Agent’s efforts on behalf of the Trust, through December 31, 2016, no fees were earned and payable by the Sponsor to the Marketing Agent. For the calendar year ended December 31, 2017, the Marketing Agent earned a fee of $3,498.95, which was paid on October 27, 2017. The total fees earned by and paid to the Marketing Agent since January 1, 2017 are $3,498.95, which represents 0.0% of the Maximum Fee potentially payable to the Marketing Agent pursuant to the Marketing Agent Agreement.

Comparison of the Fiscal Years Ended January 31, 2017 and 2016

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

Comparison of the Fiscal Years Ended January 31, 2016 and 2015

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

Liquidity

The Trust is not aware of any trends, demands, conditions or events that are reasonably likely to result in material changes to its liquidity needs. In exchange for the Sponsor’s Fee, the Sponsor has agreed to assume most of the expenses incurred by the Trust. As a result, the only expense of the Trust during the period covered by this Report was the Sponsor’s Fee. The Trustee will not sell gold to pay the Sponsor’s Fee but will pay the Sponsor’s Fee through Share creation. At January 31, 2018, the Trust did not have any cash balances.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 8. Financial Statements

VanEck Merk Gold Trust

Quarterly Statements of Operations

For the year ended January 31, 2018

	(unaudited)
	Three Months ended April 30, 2017	Three Months ended July 31, 2017	Three Months ended October 31, 2017	Three Months ended January 31, 2018	Year ended January 31, 2018

EXPENSES
Sponsor’s fees	$124,247	$128,616	$135,083	$137,624	$525,570
Total expenses	124,247	128,616	135,083	137,624	525,570

Net Investment loss	(124,247)	(128,616)	(135,083)	(137,624)	(525,570)

Net Realized and Unrealized Gain (Loss)
Net realized gain (loss) from gold bullion distributed for redemptions	27,474	—	1,699	—	29,173
Net change in unrealized appreciation (depreciation) on investment in gold bullion	5,485,628	112,512	165,756	7,916,733	13,680,629
Net realized and unrealized gain (loss) from operations	5,513,102	112,512	167,455	7,916,733	13,709,802

Net Increase (Decrease) in Net Assets resulting from operations	$5,388,855	$(16,104)	$32,372	$7,779,109	$13,184,232

VanEck Merk Gold Trust

Quarterly Statements of Operations

For the year ended January 31, 2017

	(unaudited)
	Three Months ended April 30, 2016	Three Months ended July 31, 2016	Three Months ended October 31, 2016	Three Months ended January 31, 2017	Year ended January 31, 2017

EXPENSES
Sponsor’s fees	$97,151	$139,575	$161,497	$134,419	$532,642
Total expenses	97,151	139,575	161,497	134,419	532,642

Net Investment loss	(97,151)	(139,575)	(161,497)	(134,419)	(532,642)

Net Realized and Unrealized Gain (Loss)
Net realized gain (loss) from gold bullion distributed for redemptions	1,386	—	18,181	(2,778,062)	(2,758,495)
Net change in unrealized appreciation (depreciation) on investment in gold bullion	13,607,320	7,882,525	(8,619,650)	(6,647,635)	6,222,560
Net realized and unrealized gain (loss) from operations	13,608,706	7,882,525	(8,601,469)	(9,425,697)	3,464,065

Net Increase (Decrease) in Net Assets resulting from operations	$13,511,555	$7,742,950	$(8,762,966)	$(9,560,116)	$2,931,423

VanEck Merk Gold Trust

Quarterly Statements of Operations

For the year ended January 31, 2016

	(unaudited)
	Three Months ended April 30, 2015	Three Months ended July 31, 2015	Three Months ended October 31, 2015	Three Months ended January 31, 2016	Year ended January 31, 2016

EXPENSES
Sponsor’s fees	$61,449	$61,286	$75,153	$79,262	$277,150
Total expenses	61,449	61,286	75,153	79,262	277,150

Net Investment loss	(61,449)	(61,286)	(75,153)	(79,262)	(277,150)

Net Realized and Unrealized Gain (Loss)
Net realized gain (loss) from gold bullion distributed for redemptions	(221,574)	(1,179)	—	—	(222,753)
Net change in unrealized appreciation (depreciation) on investment in gold bullion	(3,913,307)	(4,378,839)	2,563,332	(1,955,007)	(7,683,821)
Net realized and unrealized gain (loss) from operations	(4,134,881)	(4,380,018)	2,563,332	(1,955,007)	(7,906,574)

Net Increase (Decrease) in Net Assets resulting from operations	$(4,196,330)	$(4,441,304)	$2,488,179	$(2,034,269)	$(8,183,724)

The audited financial statements required by Regulation S-X, with the report of the Trust’s independent registered public accounting firm, appear on pages F-1 to F-13 of this Report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There have been no changes in accountants and no disagreements with accountants during the year ended January 31, 2018.

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

Under the supervision and with the participation of the principal executive officer and principal financial officer of the Sponsor, the Sponsor conducted an evaluation of the Trust’s disclosure controls and procedures, as defined under Exchange Act Rule 13a-15(e), as of January 31, 2018. Based on this evaluation, the principal executive officer and principal financial officer of the Sponsor concluded that the Trust’s disclosure controls and procedures were effective as of January 31, 2018.

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

The Principal Executive Officer of the Sponsor assessed the effectiveness of the Trust’s internal control over financial reporting as of January 31, 2018. In making this assessment, he used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). His assessment included an evaluation of the design of the Trust’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Based on his assessment and those criteria, the Principal Executive Officer of the Sponsor concluded that the Trust maintained effective internal control over financial reporting as of January 31, 2018.

BBD, LLP, the independent registered public accounting firm that audited and reported on the financial statements as of and for the year ended January 31, 2018 included in this Form 10-K, as stated in their report which is included herein, issued an attestation report on the effectiveness of the Trust’s internal control over financial reporting as of January 31, 2018.

April 13, 2018

Item 9B. Other Information

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The Trust has no directors or executive officers. The biography of the President and Chief Investment Officer of the Sponsor is set out below:

Axel Merk, President and Chief Investment Officer

Mr. Merk is the founder of the Sponsor and has served as President, Chief Investment Officer and Manager of the Sponsor since its inception in December 2000. Mr. Merk oversees and directs the Sponsor’s business and operations, including its fulfillment of its obligations to the Trust. Mr. Merk founded Merk Investments AG in 1994, and served as Chief Investment Officer from 1994 to 2001, during which time he provided investment advisory services. In October 2001, Merk Investments AG transferred its advisory functions to the Sponsor, where Mr. Merk continues to provide advisory services and, since 2005, manages a family of currency mutual funds. Mr. Merk earned a B.A. in Economics (magna cum laude) and a M. Sc. in Computer Science from Brown University in 1991 and 1992, respectively. Mr. Merk is 48 years old.

Item 11. Executive Compensation

The Trust does not have directors or executive officers. The only ordinary expense paid by the Trust is the Sponsor’s Fee.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters Security Ownership of Certain Beneficial Owners

Beneficial Ownership

	Amount and Nature of Shares Beneficially Owned
Name and Address of Beneficial Owners(1)	Number	Percentage
Merk Investments LLC; Merk Hard Currency Fund	1,068,916	6.1%

(1)	Beneficial ownership is as of April 3, 2018. Of the 1,068,916 shares being reported on, 391,116 shares (the “Sponsor Shares”) are held by Merk Investments LLC (the “Sponsor”) and the remaining 677,800 shares (the “Fund Shares”) are held by the Merk Hard Currency Fund (the “Fund”). The Sponsor holds sole voting and sole dispositive power over the Sponsor Shares. The Fund and the Sponsor, as investment advisor and manager of the Fund, share voting power over the Fund Shares. The Sponsor, as investment advisor and manager of the Fund, holds sole dispositive power over the Fund Shares. The Sponsor and the Fund disclaim beneficial ownership of the Fund Shares. The Sponsor’s address is 555 Bryant St #455, Palo Alto, California 94301, and the Fund’s address is P.O. Box 558, Portland, Maine 04112.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Not applicable.

Item 14. Principal Accounting Fees and Services.

Fees for services performed by BBD LLP, as paid by the Sponsor from the Sponsor’s Fee, for the years ending January 31, 2018 and 2017:

	2018	2017

Audit fees	$60,000	$60,000
Audit-related fees		—
Total	$60,000	$60,000

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)(1) Financial Statements

See Index to Financial Statements on Page F-1 for a list of the financial statements being filed herein.

(a)(2) Financial Statement Schedules

Schedules have been omitted since they are either not required, not applicable, or the information has otherwise been included.

(a)(3) Exhibits

Exhibit No.	Exhibit Description

4.1(a)	Form of Depositary Trust Agreement between Merk Investments LLC, as sponsor, and The Bank of New York Mellon, as trustee (incorporated by reference to Exhibit 4.1 filed with Registration Statement No. 333-180868 on April 15, 2014)
4.1(b)	First Amendment To Depositary Trust Agreement, dated as of October 22, 2015, by and between Merk Investments LLC, as sponsor of the Trust, and The Bank of New York Mellon, as trustee of the Trust (incorporated by reference to Exhibit 4.1 filed with Current Report on Form 8-K on October 26, 2015)
4.1(c)	Second Amendment to the Depositary Trust Agreement, dated as of April 28, 2016, by and between Merk Investments LLC, as sponsor of the Trust, and The Bank of New York Mellon, as trustee of the Trust (incorporated by reference to Exhibit 4.1(c) filed with Annual Report on Form 10-K/A on April 29, 2016)
4.2	Form of Authorized Participant Agreement (incorporated by reference to Exhibit 4.2 filed with Registration Statement No. 333-180868 on March 20, 2014)
4.3	Form of Certificate of Shares of the Trust (included as Exhibit A to the Depositary Trust Agreement)
4.4	Form of First Amendment to Authorized Participant Agreement, dated as of August 8, 2017, adopted by Merk Investments LLC, as sponsor of the Trust, and The Bank of New York Mellon, as trustee of the Trust (incorporated by reference to Exhibit 4.2 filed with Quarterly Report on Form 10-Q for the quarter ended July 31, 2017 on September 6, 2017)
10.1	Allocated Account Agreement between JPMorgan Chase Bank, N.A., as custodian, and The Bank of New York Mellon, solely in its capacity as trustee of the Merk Gold Trust, dated May 6, 2014 (incorporated by reference to Exhibit 10.1 filed with Registration Statement No. 333-180868 on May 7, 2014)
10.2	Unallocated Account Agreement between JPMorgan Chase Bank, N.A., as custodian, and The Bank of New York Mellon, solely in its capacity as trustee of the Merk Gold Trust, dated May 6, 2014 (incorporated by reference to Exhibit 10.2 filed with Registration Statement No. 333-180868 on May 7, 2014)
10.3	Transaction and Shipping Agreement by and between Merk Investments LLC, as sponsor of the Merk Gold Trust, and Coins ‘N Things Inc., dated May 2, 2014 (incorporated by reference to Exhibit 10.4 filed with Registration Statement No. 333-180868 on May 7, 2014)
10.4	Marketing Agent Agreement between Merk Investments LLC, as sponsor of the Trust, and Van Eck Securities Corporation, dated October 22, 2015 (incorporated by reference to Exhibit 10.1 filed with Current Report on Form 8-K on October 26, 2015)
23.1	Consent of BBD, LLP, Independent Registered Public Accounting Firm.
31.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification by Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Taxonomy Extension Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Presentation Extension Linkbase Document

VANECK MERK GOLD TRUST

FINANCIAL STATEMENTS AS OF JANUARY 31, 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Sponsor, Trustee and the Shareholders of VanEck Merk Gold Trust

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying statements of assets and liabilities of VanEck Merk Gold Trust (the “Trust”), including the schedules of investment, as of January 31, 2018 and 2017, and the related statements of operations and changes in net assets for each of the years in the three-year period ended January 31, 2018, the financial highlights for each of the years in the three-year period ended January 31, 2018 and for the period May 6, 2014 (commencement of operations) through January 31, 2015, and the related notes (collectively referred to as the financial statements). We also have audited the Trust’s internal control over financial reporting as of January 31, 2018, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Trust as of January 31, 2018 and 2017, and the results of its operations, changes in its net assets and financial highlights for each of the periods referred to above in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Trust maintained, in all material respects, effective internal control over financial reporting as of January 31, 2018, based on criteria established in Internal Control-Integrated Framework (2013) issued by COSO.

Basis for Opinion

The Trust’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Trust’s financial statements and an opinion on the Trust’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Trust in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the financial statements included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ BBD, LLP
BBD, LLP

Philadelphia, Pennsylvania

April 11, 2018

We have served as the Trust’s auditor since 2014.

VanEck Merk Gold Trust

Statements of Assets and Liabilities

	January 31, 2018	January 31, 2017
Assets
Investments in gold bullion (cost $131,137,185 and $126,099,244, respectively)	$142,168,257	$123,449,687
Total Assets	142,168,257	123,449,687

Liabilities
Sponsor’s fee payable	12	3
Total Liabilities	12	3

Net Assets	$142,168,245	$123,449,684

Net Assets Consists of:
Paid-in-capital	$135,573,317	$130,038,988
Accumulated net investment loss	(1,490,047)	(964,477)
Accumulated net realized loss	(2,946,097)	(2,975,270)
Unrealized appreciation (depreciation) on investment in gold bullion	11,031,072	(2,649,557)
	$142,168,245	$123,449,684

Shares issued and outstanding (no par value)	10,727,887	10,290,267
Net asset value per share	$13.25	$12.00

See notes to financial statements.

VanEck Merk Gold Trust

Statements of Operations

	For the Year ended January 31, 2018	For the Year ended January 31, 2017	For the Year ended January 31, 2016
Expenses
Sponsor’s fees	$525,570	$532,642	$277,150
Total expenses	525,570	532,642	277,150

Net investment loss	(525,570)	(532,642)	(277,150)

Net Realized and Unrealized Gain (Loss)
Net realized gain (loss) from gold bullion distributed for redemptions	29,173	(2,758,495)	(222,753)
Net change in unrealized appreciation (depreciation) on investment in gold bullion	13,680,629	6,222,560	(7,683,821)
Net realized and unrealized gain (loss) from operations	13,709,802	3,464,065	(7,906,574)

Net Increase (Decrease) in Net Assets resulting from operations	$13,184,232	$2,931,423	$(8,183,724)

See notes to financial statements.

VanEck Merk Gold Trust

Statements of Changes in Net Assets

	For the Year ended January 31, 2018	For the Year ended January 31, 2017	For the Year ended January 31, 2016
Net Assets—beginning of year	$123,449,684	$83,657,961	$64,750,583
Creations	7,449,999	73,773,593	30,707,737
Redemptions	(1,915,670)	(36,913,293)	(3,616,635)
Net investment loss	(525,570)	(532,642)	(277,150)
Net realized gain (loss) from gold bullion distributed for redemptions	29,173	(2,758,495)	(222,753)
Net change in unrealized appreciation (depreciation) on investment in gold bullion	13,680,629	6,222,560	(7,683,821)
Net Assets—end of year	$142,168,245	$123,449,684	$83,657,961

See notes to financial statements.

VanEck Merk Gold Trust

Financial Highlights

Per Share Performance (for a share outstanding throughout each year or period)

	For the Year ended January 31, 2018	For the Year ended January 31, 2017	For the Year ended January 31, 2016	For the Period May 6, 2014 to January 31, 2015

Net asset value per share, beginning of year/period	$12.00	$11.04	$12.57	$13.06

Net investment loss (a)	(0.05)	(0.05)	(0.05)	(0.04)
Net realized and unrealized gain (loss) on investment in gold bullion	1.30	1.01	(1.48)	(0.45)
Net change in net assets from operations	1.25	0.96	(1.53)	(0.49)
Net asset value per share, end of year/period	$13.25	$12.00	$11.04	$12.57

Total return, at net asset value (b)	10.42%	8.70%	(12.17)%	(3.75)%

Ratio to average net assets (c)
Net investment loss	(0.40)%	(0.40)%	(0.40)%	(0.40)%
Net expenses	0.40%	0.40%	0.40%	0.40%

*	Commencement of operations.
(a)	Calculated using average shares outstanding.
(b)	Not Annualized.
(c)	Annualized.

See notes to financial statements.

VanEck Merk Gold Trust

Schedules of Investment

January 31, 2018

	Fine Ounces	Cost	Value	% of Net Assets
Gold Bullion	105,697	$131,137,185	$142,168,257	100.00%
Total Investments		$131,137,185	$142,168,257	100.00%
Liabilities in excess of other assets			(12)	(0.00	)%(a)
Net Assets			$142,168,245	100.00%

January 31, 2017

	Fine Ounces	Cost	Value	% of Net Assets
Gold Bullion	101,789	$126,099,244	$123,449,687	100.00%
Total Investments		$126,099,244	$123,449,687	100.00%
Liabilities in excess of other assets			(3)	(0.00	)%(a)
Net Assets			$123,449,684	100.00%

(a)	Amount is less than 0.005%.

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

The accompanying audited financial statements were prepared in accordance with GAAP and with the instructions for the Form 10-K and the rules and regulations of the United States Securities and Exchange Commission. In the opinion of the Trust’s management, all adjustments (which consists of normal recurring adjustments) necessary to present fairly the financial position and the results of operations, as presented, have been made.

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

The following table summarizes the inputs used as of January 31, 2018 in determining the Trust’s investments at fair value for purposes of ASC 820:

	Level 1	Level 2	Level 3
Investment in Gold	$142,168,257	$—	$—
Total	$142,168,257	$—	$—

There were no transfers between levels during the year.

The following table summarizes the inputs used as of January 31, 2017 in determining the Trust’s investments at fair value for purposes of ASC 820:

	Level 1	Level 2	Level 3
Investment in Gold	$123,449,687	$—	$—
Total	$123,449,687	$—	$—

There were no transfers between levels during the year.

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

Changes in the shares for the year ending January 31, 2018 are as follows:

	Shares	Amount

Shares, beginning of year at February 1, 2017	10,290,267	$130,038,988
Shares issued	591,676	7,449,999
Shares redeemed	(154,056)	(1,915,670)
Shares, end of year at January 31, 2018	10,727,887	$135,573,317

Changes in the shares for the year ending January 31, 2017 are as follows:

	Shares	Amount

Shares, beginning of year at February 1, 2016	7,576,528	$93,178,688
Shares issued	5,942,698	73,773,593
Shares redeemed	(3,228,959)	(36,913,293)
Shares, end of year at January 31, 2017	10,290,267	$130,038,988

Changes in the shares for the period ending January 31, 2016 are as follows:

	Shares	Amount

Shares, beginning of year at February 1, 2015	5,152,630	$66,087,586
Shares issued	2,724,602	30,707,737
Shares redeemed	(300,704)	(3,616,635)
Shares, end of period at January 31, 2016	7,576,528	$93,178,688

2.4. Income Taxes

The Trust is treated as a “grantor trust” for US federal tax purposes. As a result, the Trust itself is not subject to US federal income tax. Instead, the Trust’s income and expenses “flow through” to the shareholders and the Trustee reports the Trust’s income, gains, losses and deductions to the Internal Revenue Service on that basis.

The Sponsor has evaluated whether or not there are uncertain tax positions that require financial statement recognition and has determined that no reserves for uncertain tax positions are required as of January 31, 2018.

2.5. Revenue Recognition Policy

A gain or loss is recognized based on the difference between the selling price and the average cost method of the gold sold on a trade date basis.

3. INVESTMENT IN GOLD

The following represents the changes in Ounces of gold and the respective fair value at January 31, 2018:

	Ounces	Fair Value

Beginning balance as of February 1, 2017	101,789	$123,449,687
Gold bullion contributed	5,431	6,924,438
Gold bullion distributed	(1,523)	(1,915,670)
Realized gain from gold distributed from in-kind	—	29,173
Change in unrealized appreciation	—	13,680,629

Ending balance as of January 31, 2018	105,697	$142,168,257

The following represents the changes in Ounces of gold and the respective fair value at January 31, 2017:

	Ounces	Fair Value

Beginning balance as of February 1, 2016	75,245	$83,657,963
Gold bullion contributed	58,504	73,241,000
Gold bullion distributed	(31,960)	(36,913,341)
Realized gain from gold distributed from in-kind	—	(2,758,495)
Change in unrealized depreciation	—	6,222,560

Ending balance as of January 31, 2017	101,789	$123,449,687

The following represents the changes in Ounces of gold and the respective fair value at January 31, 2016:

	Ounces	Fair Value

Beginning balance as of February 1, 2015	51,379	$64,750,586
Gold bullion contributed	26,862	30,430,586
Gold bullion distributed	(2,996)	(3,616,635)
Realized gain from gold distributed from in-kind	—	(222,753)
Change in unrealized depreciation	—	(7,683,821)

Ending balance as of January 31, 2016	75,245	$83,657,963

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

5. SHAREHOLDER OWNERSHIP

Merk Hard Currency Fund owned a market value of $9,525,206 (717,800 shares) which equates to 6.69% ownership in the Trust as of January 31, 2018.

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

7. INDEMNIFICATION

Under the Trust’s organizational documents, each of the Trustee (and its directors, employees and agents) and the Sponsor (and its members, managers, directors, officers, employees, affiliates) is indemnified against any liability, cost or expense it incurs without gross negligence, bad faith or willful misconduct on its part and without reckless disregard on its part of its obligations and duties under the Trust’s organizational documents. The Trust’s maximum exposure under these arrangements is unknown as this would involve future claims that may be made against the Trust that have not yet occurred. However, based on industry experience and management believes the risk of loss is remote.

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

MERK INVESTMENTS LLC
Sponsor of the VanEck Merk Gold Trust

Date: April 13, 2018	/s/ Axel Merk
Axel Merk
President and Chief Investment Officer
(Principal Executive Officer and Principal Financial Officer)

* The Registrant is a trust and the person is signing in his capacity as an officer of Merk Investments LLC, the Sponsor of the Registrant.

S-1