Form 10-Q
period 2018-04-30
VanEck Merk Gold Trust
filed 2018-06-07
CIK 1546652

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2018

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

As of June 1, 2018, the issuer had 11,292,535 shares outstanding.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

VanEck Merk Gold Trust

Statements of Assets and Liabilities

	April 30, 2018	January 31, 2018
	(unaudited)
Assets
Investments in gold bullion (cost $138,324,120 and $131,137,185, respectively)	$145,914,344	$142,168,257
Total assets	145,914,344	142,168,257

Liabilities
Sponsor’s fee payable	12	12
Total liabilities	12	12

Net assets	$145,914,332	$142,168,245

Net assets consists of:
Paid-in-capital	$142,900,623	$135,573,317
Accumulated net investment loss	(1,630,418)	(1,490,047)
Accumulated net realized loss	(2,946,097)	(2,946,097)
Unrealized appreciation on investment in gold bullion	7,590,224	11,031,072
	$145,914,332	$142,168,245

Shares issued and outstanding (no par value)	11,288,701	10,727,887
Net asset value per share	$12.93	$13.25

See notes to unaudited financial statements.

VanEck Merk Gold Trust

Statements of Operations

	For the three months ended April 30, 2018	For the three months ended April 30, 2017
	(unaudited)	(unaudited)
Expenses
Sponsor’s fees	$140,371	$124,247
Total expenses	140,371	124,247
Net investment loss	(140,371)	(124,247)

Net realized and unrealized gain (loss)
Net realized gain from gold bullion distributed for redemptions	—	27,474
Net change in unrealized appreciation (depreciation) on investment in gold bullion	(3,440,848)	5,485,628
Net realized and unrealized gain (loss) from operations	(3,440,848)	5,513,102

Net increase (decrease) in net assets resulting from operations	$(3,581,219)	$5,388,855

See notes to unaudited financial statements.

VanEck Merk Gold Trust

Statements of Changes in Net Assets

	For the three months ended April 30, 2018	For the Year ended January 31, 2018
	(unaudited)
Net assets, beginning of period	$142,168,245	$123,449,684
Creations	7,327,306	7,449,999
Redemptions	—	(1,915,670)
Net investment loss	(140,371)	(525,570)
Net realized gain from gold bullion distributed for redemptions	—	29,173
Net change in unrealized appreciation (depreciation) on investment in gold bullion	(3,440,848)	13,680,629
Net assets, end of period	$145,914,332	$142,168,245

See notes to unaudited financial statements.

VanEck Merk Gold Trust

Financial Highlights

Per Share Performance (for a share outstanding throughout each period)

	For the three months ended April 30, 2018	For the three months ended April 30, 2017
	(unaudited)	(unaudited)
Net asset value per share, beginning of period	$13.25	$12.00
Net investment loss(a)	(0.01)	(0.01)
Net realized and unrealized gain (loss) on investment in gold bullion	(0.31)	0.53
Net change in net assets from operations	(0.32)	0.52
Net asset value per share, end of period	$12.93	$12.52

Total return, at net asset value(b)	(2.42)%	4.33%

Ratio to average net assets(c)
Net investment loss	(0.40)%	(0.40)%
Net expenses	0.40%	0.40%

(a)	Calculated using average shares outstanding
(b)	Not Annualized
(c)	Annualized

See notes to unaudited financial statements.

VanEck Merk Gold Trust

Schedules of Investment

April 30, 2018 (unaudited)

	Fine Ounces	Cost	Value	% of Net Assets
Gold bullion	111,113	$138,324,120	$145,914,344	100.00%
Total investments		$138,324,120	$145,914,344	100.00%
Liabilities in excess of other assets			(12)	0.00	%(a)
Net Assets			$145,914,332	100.00%

January 31, 2018

	Fine Ounces	Cost	Value	% of Net Assets
Gold bullion	105,697	$131,137,185	$142,168,257	100.00%
Total investments		$131,137,185	$142,168,257	100.00%
Liabilities in excess of other assets			(12)	0.00	%(a)
Net Assets			$142,168,245	100.00%

(a)	Amount is less than 0.005%

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

The accompanying audited and unaudited financial statements were prepared in accordance with GAAP and with the instructions for Form 10-Q and the rules and regulations of the United States Securities and Exchange Commission. In the opinion of the Trust’s management, all adjustments (which consists of normal recurring adjustments) necessary to present fairly the financial position and the results of operations, as presented, have been made.

The following is a summary of significant accounting policies followed by the Trust.

2.1. Valuation of Gold

Financial Accounting Standards Board Accounting Standards Codification 820, “Fair Value Measurements and Disclosures” (“ASC 820”), provides a single definition of fair value, a hierarchy for measuring fair value and expanded disclosures about fair value adjustments.

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

VanEck Merk Gold Trust

Notes to Unaudited Financial Statements

(continued)

The following table summarizes the inputs used as of April 30, 2018 in determining the Trust’s investments at fair value for purposes of ASC 820:

	Level 1	Level 2	Level 3
Investment in gold	$145,914,344	$—	$—
Total	$145,914,344	$—	$—

There were no transfers between levels during the period.

The following table summarizes the inputs used as of January 31, 2018 in determining the Trust’s investments at fair value for purposes of ASC 820:

	Level 1	Level 2	Level 3
Investment in gold	$142,168,257	$—	$—
Total	$142,168,257	$—	$—

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

Delivery Applicants

In exchange for its shares and payment of a processing fee, a Delivery Applicant will be entitled to one or more bars or coins of physical gold having approximately the total Fine Ounces represented by the shares on the day on which the Delivery Applicant’s broker-dealer submits his or her shares to the Trust in exchange for physical gold. As it is unlikely that the total Fine Ounces of physical gold will exactly correspond to the Fine Ounces represented by a specific number of shares, a Delivery Applicant will likely receive some cash representing the net sale proceeds of any excess Fine Ounces (the “Cash Proceeds”). To minimize the Cash Proceeds of any exchange, the delivery application requires that the number of shares submitted closely correspond in Fine Ounces to the Fine Ounces of physical gold that is held or that is to be acquired by the Trust for which the delivery is sought. Share submissions are processed in the order approved.

Changes in the shares for the period ended April 30, 2018 are as follows:

	Shares	Amount
Shares, beginning of period at February 1, 2018	10,727,887	$135,573,317
Shares issued	560,814	7,327,306
Shares redeemed	—	—
Shares, end of period at April 30, 2018	11,288,701	$142,900,623

VanEck Merk Gold Trust

Notes to Unaudited Financial Statements

(continued)

Changes in the shares for the year ended January 31, 2018 are as follows:

	Shares	Amount
Shares, beginning of period at February 1, 2017	10,290,267	$130,038,988
Shares issued	591,676	7,449,999
Shares redeemed	(154,056)	(1,915,670)
Shares, end of period at January 31, 2018	10,727,887	$135,573,317

2.4. Income Taxes

The Trust is treated as a “grantor trust” for U.S. federal tax purposes. As a result, the Trust itself is not subject to U.S. federal income tax. Instead, the Trust’s income and expenses “flow through” to the shareholders and the Trustee reports the Trust’s income, gains, losses and deductions to the Internal Revenue Service on that basis.

The Sponsor has evaluated whether or not there are uncertain tax positions that require financial statement recognition and has determined that no reserves for uncertain tax positions are required as of April 30, 2018.

2.5. Revenue Recognition Policy

A gain or loss is recognized based on the difference between the selling price and the average cost method of the gold sold on a trade date basis.

3. INVESTMENT IN GOLD

The following represents the changes in Ounces of gold and the respective fair value at April 30, 2018:

	Ounces	Fair Value
Beginning balance as of February 1, 2018	105,697	$142,168,257
Gold bullion contributed	5,416	7,186,935
Gold bullion distributed	—	—
Realized gain from gold distributed from in-kind	—	—
Change in unrealized depreciation	—	(3,440,848)
Ending balance as of April 30, 2018	111,113	$145,914,344

The following represents the changes in Ounces of gold and the respective fair value at January 31, 2018:

	Ounces	Fair Value
Beginning balance as of February 1, 2017	101,789	$123,449,687
Gold bullion contributed	5,431	6,924,438
Gold bullion distributed	(1,523)	(1,915,670)
Realized gain from gold distributed from in-kind	—	29,173
Change in unrealized appreciation	—	13,680,629
Ending balance as of January 31, 2018	105,697	$142,168,257

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

5. SHAREHOLDER OWNERSHIP

Merk Hard Currency Fund owned a market value of $8,770,732 (677,800 shares), which equates to 6.00% ownership in the Trust, as of April 30, 2018.

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

Introduction

The VanEck Merk Gold Trust (the “Trust”), formerly known as the Merk Gold Trust prior to October 26, 2015 and then as the Van Eck Merk Gold Trust prior to April 28, 2016, is an investment trust formed on May 6, 2014 under New York law pursuant to a depositary trust agreement (as amended, the “Trust Agreement”). The Trust is not managed like a corporation or an active investment vehicle. It does not have any officers, directors, or employees and is administered by The Bank of New York Mellon (the “Trustee”) pursuant to the Trust Agreement. The Trust is not registered as an investment company under the Investment Company Act of 1940, as amended, and is not required to register under such act. It will not hold or trade in commodity futures contracts, nor is it a commodity pool, or subject to regulation as a commodity pool operator or a commodity trading adviser in connection with issuing shares.

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

Results from Operations

The Trust is a trust formed on May 6, 2014 under New York law pursuant to the Trust Agreement. After consideration of Financial Accounting Standards Topic 946, however, the Sponsor has concluded that for financial statement reporting purposes the Trust meets the fundamental characteristics of an investment company. In addition, while the Trust does not currently possess all of the typical characteristics of an investment company, the Sponsor believes the Trust’s activities are consistent with those of an investment company and will therefore apply the guidance in Financial Accounting Standards Topic 946, including disclosure of the financial support contractually required to be provided by an investment company to any of its investees. The Sponsor is responsible for, among other things, overseeing the performance of the Trustee and the Trust’s principal service providers, including the preparation of financial statements. The Trustee is responsible for the day-to-day administration of the Trust.

The Three Months Ended April 30, 2018 Compared to the Three Months Ended April 30, 2017

The Trust’s NAV grew from $142,168,245 at January 31, 2018 to $145,914,332 at April 30, 2018, a 2.6% increase, compared to a 4.7% increase from $123,449,684 at January 31, 2017 to $129,537,591 at April 30, 2017. The increase in the Trust’s NAV in the quarter ended April 30, 2018 resulted from an increase in the number of outstanding Shares as compared to the prior period. The number of outstanding Shares rose from 10,727,887 Shares at January 31, 2018 to 11,288,701 Shares at April 30, 2018 due to the creation of new Shares by Authorized Participants, offset by the creation of 10,814 Shares in the quarter for Sponsor’s fees, as compared to 10,015 Shares for such purpose in the quarter ended April 30, 2017. The number of outstanding Shares at April 30, 2017 was 10,350,282. The Sponsor’s fees are payable at an annualized rate of 0.40% of the Trust’s NAV, accrued on a daily basis computed on the prior business day’s NAV and paid monthly in arrears. Due to the daily accrual but monthly payment, the number of Sponsor’s fee Shares issued can vary and possibly decrease, even as the number of Shares outstanding increases slightly.

The Trust’s NAV per Share decreased approximately 2.4% during the quarter ended April 30, 2018, starting at $13.25 per Share and ending at $12.93 per Share, compared to an increase of 4.3%, from $12.00 to $12.52 during the quarter ended April 30, 2017. The Trust’s NAV per share increased slightly less than the price per ounce of gold on a percentage basis due to the Sponsor’s fees, which were 10,814 Shares in total for the quarter ended April 30, 2018, compared with 10,015 Shares paid as Sponsor’s fees in the quarter ended April 30, 2017. The NAV per share of $13.32 on February 15, 2018 was the highest during the quarter, compared with a low of $12.88 on March 1, 2018.

The change in net assets from operations for the quarter ended April 30, 2018 was $(3,581,219), resulting from the Sponsor’s fees of $(140,371) and a net change in unrealized depreciation on investment in gold bullion of $(3,440,848). In comparison, the change in net assets from operations for the quarter ended April 30, 2017 was $5,388,855, resulting from the Sponsor’s fees of $(124,247), a net realized gain of $27,474 on gold bullion distributed for the redemption of Shares and a net change in unrealized appreciation on investment in gold bullion of $5,485,628.

Other than the Sponsor’s fee, the Trust had no expenses during the quarter ended April 30, 2018 or the quarter ended April 30, 2017.

From October 22, 2015, the date of initiation of the Marketing Agent’s efforts on behalf of the Trust, through December 31, 2016, no fees were earned and payable by the Sponsor to the Marketing Agent. For the calendar quarter ended March 31, 2018, the Marketing Agent earned a fee of $6,850.54, which represents 0.01% of the Maximum Fee potentially payable to the Marketing Agent pursuant to the Marketing Agent Agreement, which was paid by the Sponsor in May 3, 2018.

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

The Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s gold as necessary to pay the Trust’s expenses not otherwise assumed by the Sponsor. The Trustee will not sell gold to pay the Sponsor’s fee but will pay the Sponsor’s fee in Shares in lieu of cash. At April 30, 2018 and April 30, 2017, the Trust did not have any cash balances.

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

Effective May 6, 2014, the Trust has adopted the provisions of Financial Accounting Standards Topic 946, Investment Companies, and follows specialized accounting.

Investment by Certain Retirement Plans

Section 408(m) of the Internal Revenue Code, as amended (the “Code”), provides that the purchase of a “collectible” as an investment for an individual retirement account (an “IRA”), or for a participant-directed account maintained under any plan that is tax-qualified under Code section 401(a) (“Tax-Qualified Account”), is treated as a taxable distribution from the account to the owner of the IRA, or to the participant for whom the Tax-Qualified Account is maintained, of an amount equal to the cost to the account of acquiring the collectible. The Trust, through the Sponsor, has received a private letter ruling from the Internal Revenue Service that provides that (1) the acquisition of Shares by an IRA or a Tax-Qualified Account will not constitute the acquisition of a collectible and (2) an IRA or such an account’s owning Shares will not be treated as having made a distribution to the IRA owner or plan participant under Code section 408(m) solely by virtue of owning those Shares. If a redemption of Shares results in the delivery of gold to an IRA or Tax-Qualified Account, however, that exchange would constitute the acquisition of a collectible to the extent provided under that section. See also “ERISA and Related Considerations.”

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

Under the supervision and with the participation of the principal executive officer and principal financial officer of the Sponsor, the Sponsor conducted an evaluation of the Trust’s disclosure controls and procedures, as defined under Exchange Act Rules 13a-15(e) and 15d-15(e). Based on this evaluation, the principal executive officer and principal financial officer of the Sponsor concluded that, as of April 30, 2018, the Trust’s disclosure controls and procedures were effective.

There have been no changes in the Trust’s or Sponsor’s internal control over financial reporting that occurred during the Trust’s fiscal quarter ended April 30, 2018 that have materially affected, or are reasonably likely to materially affect, the Trust’s or Sponsor’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

You should carefully consider the factors discussed under the caption “Risk Factors” beginning on page 19 of our Annual Report on Form 10-K for the fiscal year ended January 31, 2018 (the “Annual Report”), filed with the Securities and Exchange Commission on April 13, 2018, which could materially affect our business, financial condition or future results. There have been no material changes in our risk factors from those disclosed in the Annual Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)       None.

(b)       Not applicable.

(c)

Shares Redeemed Per Month in the Quarter ended April 30, 2018	Total Shares Redeemed	Average Ounces of Gold Per Share
Period
02/01/18 to 02/28/18	—	—
03/01/18 to 03/31/18	—	—
04/01/18 to 04/30/18	—	—
	—	—

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

MERK INVESTMENTS LLC
Sponsor of the VanEck Merk Gold Trust

Date: June 7, 2018	/s/ Axel Merk
Axel Merk
President and Chief Executive Officer
(Principal Executive Officer and Principal Financial Officer)

* The Registrant is a trust and the person is signing in his capacities as officers of Merk Investments LLC, the Sponsor of the Registrant.