Form 10-Q
period 2018-07-31
VanEck Merk Gold Trust
filed 2018-09-07
CIK 1546652

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2018

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

As of September 4, 2018, the issuer had 11,554,704 shares outstanding.

VANECK MERK GOLD TRUST

i

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

ii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

VanEck Merk Gold Trust

Statements of Assets and Liabilities

	July 31, 2018	January 31, 2018
	(unaudited)
Assets
Investments in gold bullion (cost $141,508,590 and $131,137,185, respectively)	$138,667,422	$142,168,257
Total assets	138,667,422	142,168,257

Liabilities
Sponsor’s fee payable	7	12
Total liabilities	7	12

Net assets	$138,667,415	$142,168,245

Net assets consists of:
Paid-in-capital	$146,229,987	$135,573,317
Accumulated net investment loss	(1,775,307)	(1,490,047)
Accumulated net realized loss	(2,946,097)	(2,946,097)
Unrealized appreciation (depreciation) on investment in gold bullion	(2,841,168)	11,031,072
	$138,667,415	$142,168,245

Shares issued and outstanding (no par value)	11,550,404	10,727,887
Net asset value per share	$12.01	$13.25

See notes to unaudited financial statements.

VanEck Merk Gold Trust

Statements of Operations

	For the Three Months Ended July 31, 2018	For the Three Months Ended July 31, 2017	For the Six Months Ended July 31, 2018	For the Six Months Ended July 31, 2017
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Expenses
Sponsor’s fees	$144,889	$128,616	$285,260	$252,863
Total expenses	144,889	128,616	285,260	252,863
Net investment loss	(144,889)	(128,616)	(285,260)	(252,863)

Net realized and unrealized gain (loss)
Net realized gain from gold bullion distributed for redemptions	—	—	—	27,474
Net change in unrealized appreciation (depreciation) on investment in gold bullion	(10,431,392)	112,512	(13,872,240)	5,598,140
Net realized and unrealized gain (loss) from operations	(10,431,392)	112,512	(13,872,240)	5,625,614

Net increase (decrease) in net assets resulting from operations	$(10,576,281)	$(16,104)	$(14,157,500)	$5,372,751

See notes to unaudited financial statements.

VanEck Merk Gold Trust

Statements of Changes in Net Assets

	For the Six Months Ended July 31, 2018	For the Year Ended January 31, 2018
	(unaudited)
Net assets, beginning of period	$142,168,245	$123,449,684
Creations	10,656,670	7,449,999
Redemptions	—	(1,915,670)
Net investment loss	(285,260)	(525,570)
Net realized gain from gold bullion distributed for redemptions	—	29,173
Net change in unrealized appreciation (depreciation) on investment in gold bullion	(13,872,240)	13,680,629
Net assets, end of period	$138,667,415	$142,168,245

See notes to unaudited financial statements.

VanEck Merk Gold Trust

Financial Highlights

Per Share Performance (for a share outstanding throughout each period)

	For the Three Months Ended July 31, 2018	For the Three Months Ended July 31, 2017	For the Six Months Ended July 31, 2018	For the Six Months Ended July 31, 2017
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Net asset value per share, beginning of period	$12.93	$12.52	$13.25	$12.00
Net investment loss(a)	(0.01)	(0.01)	(0.02)	(0.02)
Net realized and unrealized gain (loss) on investment in gold bullion	(0.91)	—	(1.22)	0.53
Net change in net assets from operations	(0.92)	(0.01)	(1.24)	0.51
Net asset value per share, end of period	$12.01	$12.51	$12.01	$12.51

Total return, at net asset value(b)	(7.12)%	(0.08)%	(9.36)%	4.25%

Ratio to average net assets(c)
Net investment loss	(0.40)%	(0.40)%	(0.40)%	(0.40)%
Net expenses	0.40%	0.40%	0.40%	0.40%

(a)	Calculated using average shares outstanding
(b)	Not annualized
(c)	Annualized

See notes to unaudited financial statements.

VanEck Merk Gold Trust

Schedules of Investment

July 31, 2018 (unaudited)

	Fine Ounces	Cost	Value	% of Net Assets
Gold bullion	113,573	$141,508,590	$138,667,422	100.00%
Total investments		$141,508,590	$138,667,422	100.00%
Liabilities in excess of other assets			(7)	0.00	%(a)
Net assets			$138,667,415	100.00%

January 31, 2018

	Fine Ounces	Cost	Value	% of Net Assets
Gold bullion	105,697	$131,137,185	$142,168,257	100.00%
Total investments		$131,137,185	$142,168,257	100.00%
Liabilities in excess of other assets			(12)	0.00	%(a)
Net assets			$142,168,245	100.00%

(a)	Amount is less than 0.005%

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

VanEck Merk Gold Trust

Notes to Unaudited Financial Statements

(continued)

The following table summarizes the inputs used as of July 31, 2018 in determining the Trust’s investments at fair value for purposes of ASC 820:

	Level 1	Level 2	Level 3
Investment in gold	$138,667,422	$—	$—
Total	$138,667,422	$—	$—

There were no transfers between levels during the period.

The following table summarizes the inputs used as of January 31, 2018 in determining the Trust’s investments at fair value for purposes of ASC 820:

	Level 1	Level 2	Level 3
Investment in gold	$142,168,257	$—	$—
Total	$142,168,257	$—	$—

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

Changes in the shares for the period ended July 31, 2018 are as follows:

	Shares	Amount
Shares, beginning of period at February 1, 2018	10,727,887	$135,573,317
Shares issued	822,517	10,656,670
Shares redeemed	—	—
Shares, end of period at July 31, 2018	11,550,404	$146,229,987

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

The Sponsor has evaluated whether or not there are uncertain tax positions that require financial statement recognition and has determined that no reserves for uncertain tax positions are required as of July 31, 2018.

2.5. Revenue Recognition Policy

A gain or loss is recognized based on the difference between the selling price and the average cost method of the gold sold on a trade date basis.

3. INVESTMENT IN GOLD

The following represents the changes in Ounces of gold and the respective fair value at July 31, 2018:

	Ounces	Fair Value
Beginning balance as of February 1, 2018	105,697	$142,168,257
Gold bullion contributed	7,876	10,371,405
Gold bullion distributed	—	—
Realized gain from gold distributed from in-kind	—	—
Change in unrealized depreciation	—	(13,872,240)
Ending balance as of July 31, 2018	113,573	$138,667,422

The following represents the changes in Ounces of gold and the respective fair value at January 31, 2018:

	Ounces	Fair Value
Beginning balance as of February 1, 2017	101,789	$123,449,687
Gold bullion contributed	5,431	6,924,438
Gold bullion distributed	(1,523)	(1,915,670)
Realized gain from gold distributed from in-kind	—	29,173
Change in unrealized appreciation	—	13,680,629
Ending balance as of January 31, 2018	105,697	$142,168,257

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

5. SHAREHOLDER OWNERSHIP

Merk Hard Currency Fund owned a market value of $6,480,490 (537,800 shares) which equates to 4.66% ownership in the Trust as of July 31, 2018.

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

The Three Months Ended July 31, 2018 Compared to the Three Months Ended July 31, 2017

The Trust’s NAV declined from $145,914,332 at April 30, 2018 to $138,667,415 at July 31, 2018, a 5.2% decrease, compared to a 0.1% increase from $129,537,591 at April 30, 2017 to $129,650,100 at July 31, 2017. The decrease in the Trust’s NAV in the quarter ended July 31, 2018 resulted from a decrease in the value of investments in gold bullion as compared to the prior period. The number of outstanding Shares rose from 11,288,701 Shares at April 30, 2018 to 11,550,404 Shares at July 31, 2018 due to the creation of new Shares by Authorized Participants and the creation of 11,703 Shares in the quarter for Sponsor’s fees, as compared to 10,347 Shares for such purpose in the quarter ended July 31, 2017. The number of outstanding Shares at July 31, 2017 was 10,360,629. The Sponsor’s fees are payable at an annualized rate of 0.40% of the Trust’s NAV, accrued on a daily basis computed on the prior business day’s NAV and paid monthly in arrears. Due to the daily accrual but monthly payment, the number of Sponsor’s fee Shares issued can vary and possibly decrease, even as the number of Shares outstanding increases slightly.

The Trust’s NAV per Share decreased approximately 7.1% during the quarter ended July 31, 2018, starting at $12.93 per Share and ending at $12.01 per Share, compared to a decrease of less than 0.1%, from $12.52 to $12.51 during the quarter ended July 31, 2017. The Trust’s NAV per share increased slightly less than the price per ounce of gold on a percentage basis due to the Sponsor’s fees, which were 11,703 Shares in total for the quarter ended July 31, 2018, compared with 10,347 Shares paid as Sponsor’s fees in the quarter ended July 31, 2017. The NAV per share of $13.03 on May 11, 2018 was the highest during the quarter, compared with a low of $11.97 on July 19, 2018.

The change in net assets from operations for the quarter ended July 31, 2018 was $(10,576,281), resulting from the Sponsor’s fees of $(144,889) and a net change in unrealized depreciation on investment in gold bullion of $(10,431,392). In comparison, the change in net assets from operations for the quarter ended July 31, 2017 was $(16,104), resulting from the Sponsor’s fees of $(128,616), offset by a net change in unrealized appreciation on investment in gold bullion of $112,512.

Other than the Sponsor’s fee, the Trust had no expenses during the quarter ended July 31, 2018 or the quarter ended July 31, 2017.

The Six Months Ended July 31, 2018 Compared to the Six Months Ended July 31, 2017

The Trust’s NAV declined from $142,168,245 at January 31, 2018 to $138,667,415 at July 31, 2018, a 2.5% decrease, compared to a 4.8% increase from $123,449,684 at January 31, 2017 to $129,650,100 at July 31, 2017. The decrease in the Trust’s NAV in the six months ended July 31, 2018 resulted from a decrease in the value of investments in gold bullion as compared to the prior period. The number of outstanding Shares rose from 10,727,887 Shares at January 31, 2018 to 11,550,404 Shares at July 31, 2018 due to the creation of new Shares by Authorized Participants and the creation of 22,517 Shares in the six months ended July 31, 2018 for Sponsor’s fees, as compared to 20,362 Shares for such purpose in the six months ended July 31, 2017. The number of outstanding Shares at July 31, 2017 was 10,360,629. The Sponsor’s fees are payable at an annualized rate of 0.40% of the Trust’s NAV, accrued on a daily basis computed on the prior business day’s NAV and paid monthly in arrears. Due to the daily accrual but monthly payment, the number of Sponsor’s fee Shares issued can vary and possibly decrease, even as the number of Shares outstanding increases slightly.

The Trust’s NAV per Share decreased approximately 9.4% during the six months ended July 31, 2018, starting at $13.25 per Share and ending at $12.01 per Share, compared to an increase of 4.3%, from $12.00 to $12.51 during the six months ended July 31, 2017. The Trust’s NAV per share increased slightly less than the price per ounce of gold on a percentage basis due to the Sponsor’s fees, which were 22,517 Shares in total for the six months ended July 31, 2018, compared with 20,362 Shares paid as Sponsor’s fees in the six months ended July 31, 2017. The NAV per share of $13.32 on February 15, 2018 was the highest during the six months ended July 31, 2018, compared with a low of $11.97 on July 19, 2018.

The change in net assets from operations for the six months ended July 31, 2018 was $(14,157,500), resulting from the Sponsor’s fees of $(285,260) and a net change in unrealized depreciation on investment in gold bullion of $(13,872,240). In comparison, the change in net assets from operations for the six months ended July 31, 2017 was $5,372,751, resulting from the Sponsor’s fees of $(252,863), offset by a net realized gain of $27,474 on gold bullion distributed for the redemption of Shares and a net change in unrealized appreciation on investment in gold bullion of $5,598,140.

Other than the Sponsor’s fee, the Trust had no expenses during the six months ended July 31, 2018 or the six months ended July 31, 2017.

From October 22, 2015, the date of initiation of the Marketing Agent’s efforts on behalf of the Trust, through December 31, 2016, no fees were earned and payable by the Sponsor to the Marketing Agent. For the calendar quarter ended June 30, 2018, the Marketing Agent earned a fee of $4,468.79, which represents 0.01% of the Maximum Fee potentially payable to the Marketing Agent pursuant to the Marketing Agent Agreement, which was paid by the Sponsor in August 2018.

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

The Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s gold as necessary to pay the Trust’s expenses not otherwise assumed by the Sponsor. The Trustee will not sell gold to pay the Sponsor’s fee but will pay the Sponsor’s fee in Shares in lieu of cash. At July 31, 2018 and July 31, 2017, the Trust did not have any cash balances.

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

Under the supervision and with the participation of the principal executive officer and principal financial officer of the Sponsor, the Sponsor conducted an evaluation of the Trust’s disclosure controls and procedures, as defined under Exchange Act Rules 13a-15(e) and 15d-15(e). Based on this evaluation, the principal executive officer and principal financial officer of the Sponsor concluded that, as of July 31, 2018, the Trust’s disclosure controls and procedures were effective.

There have been no changes in the Trust’s or Sponsor’s internal control over financial reporting that occurred during the Trust’s fiscal quarter ended July 31, 2018 that have materially affected, or are reasonably likely to materially affect, the Trust’s or Sponsor’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)       None.

(b)       Not applicable.

(c)

Shares Redeemed Per Month in the Quarter ended July 31, 2018	Total Shares Redeemed	Average Ounces of Gold Per Share
Period
05/01/18 to 05/31/18	—	—
06/01/18 to 06/30/18	—	—
07/01/18 to 07/31/18	—	—
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

MERK INVESTMENTS LLC
Sponsor of the VanEck Merk Gold Trust

Date: September 7, 2018	/s/ Axel Merk
Axel Merk
President and Chief Executive Officer
(Principal Executive Officer and Principal Financial Officer)

*	The Registrant is a trust and the person is signing in his capacities as officers of Merk Investments LLC, the Sponsor of the Registrant.

