Form 10-Q
period 2018-10-31
VanEck Merk Gold Trust
filed 2018-12-07
CIK 1546652

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

As of December 4, 2018, the issuer had 11,215,895 shares outstanding.

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

ii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

VanEck Merk Gold Trust

Statements of Assets and Liabilities

	October 31, 2018	January 31, 2018
	(unaudited)
Assets
Investments in gold bullion (cost $137,223,187 and $131,137,185, respectively)	$133,807,256	$142,168,257
Total assets	133,807,256	142,168,257

Liabilities
Sponsor’s fee payable	3	12
Total liabilities	3	12

Net assets	$133,807,253	$142,168,245

Net assets consists of:
Paid-in-capital	$142,229,584	$135,573,317
Accumulated earnings (loss)*	(8,422,331)	6,594,928
	$133,807,253	$142,168,245

Shares issued and outstanding (no par value)	11,211,949	10,727,887
Net asset value per share	$11.93	$13.25

* See Note 2 for previously disclosed amounts related to January 31, 2018.

See notes to unaudited financial statements.

VanEck Merk Gold Trust

Statements of Operations

	For the Three Months Ended October 31, 2018	For the Three Months Ended October 31, 2017	For the Nine Months Ended October 31, 2018	For the Nine Months Ended October 31, 2017
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Expenses
Sponsor’s fees	$136,358	$135,083	$421,618	$387,946
Total expenses	136,358	135,083	421,618	387,946
Net investment loss	(136,358)	(135,083)	(421,618)	(387,946)

Net realized and unrealized gain (loss)
Net realized gain (loss) from gold bullion distributed for redemptions	(148,638)	1,699	(148,638)	29,173
Net change in unrealized appreciation (depreciation) on investment in gold bullion	(574,763)	165,756	(14,447,003)	5,763,896
Net realized and unrealized gain (loss) from operations	(723,401)	167,455	(14,595,641)	5,793,069

Net increase (decrease) in net assets resulting from operations	$(859,759)	$32,372	$(15,017,259)	$5,405,123

See notes to unaudited financial statements.

VanEck Merk Gold Trust

Statements of Changes in Net Assets

	For the Nine Months Ended October 31, 2018	For the Year Ended January 31, 2018
	(unaudited)

Net assets, beginning of period	$142,168,245	$123,449,684
Creations	10,793,035	7,449,999
Redemptions	(4,136,768)	(1,915,670)
Net investment loss	(421,618)	(525,570)
Net realized gain (loss) from gold bullion distributed for redemptions	(148,638)	29,173
Net change in unrealized appreciation (depreciation) on investment in gold bullion	(14,447,003)	13,680,629
Net assets, end of period	$133,807,253	$142,168,245

See notes to unaudited financial statements.

VanEck Merk Gold Trust

Financial Highlights

Per Share Performance (for a share outstanding throughout each period)

	For the Three Months Ended October 31, 2018	For the Three Months Ended October 31, 2017	For the Nine Months Ended October 31, 2018	For the Nine Months Ended October 31, 2017
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Net asset value per share, beginning of period	$12.01	$12.51	$13.25	$12.00
Net investment loss(a)	(0.01)	(0.02)	(0.03)	(0.04)
Net realized and unrealized gain (loss) on investment in gold bullion	(0.07)	0.04	(1.29)	0.57
Net change in net assets from operations	(0.08)	0.02	(1.32)	0.53
Net asset value per share, end of period	$11.93	$12.53	$11.93	$12.53

Total return, at net asset value(b)	(0.67)%	0.16%	(9.96)%	4.42%

Ratio to average net assets(c)
Net investment loss	(0.40)%	(0.40)%	(0.40)%	(0.40)%
Net expenses	0.40%	0.40%	0.40%	0.40%

(a)	Calculated using average shares outstanding
(b)	Not annualized
(c)	Annualized

See notes to unaudited financial statements.

VanEck Merk Gold Trust

Schedules of Investment

October 31, 2018 (unaudited)

	Fine Ounces	Cost	Value	% of Net Assets
Gold bullion	110,134	$137,223,187	$133,807,256	100.00%
Total investments		$137,223,187	$133,807,256	100.00%
Liabilities in excess of other assets			(3)	0.00	%(a)
Net assets			$133,807,253	100.00%

January 31, 2018

	Fine Ounces	Cost	Value	% of Net Assets
Gold bullion	105,697	$131,137,185	$142,168,257	100.00%
Total investments		$131,137,185	$142,168,257	100.00%
Liabilities in excess of other assets			(12)	0.00	%(a)
Net assets			$142,168,245	100.00%

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

Effective with the current reporting period, it is no longer required to present certain line items on the Statements of Assets and Liabilities. Such disclosure changes were not permitted retrospectively, therefore prior period amounts are presented below.

Year ended January 31, 2018
Accumulated net investment loss	$(1,490,047)
Accumulated net realized loss	(2,946,097)
Unrealized appreciation (depreciation) on investment in gold bullion	11,031,072
Accumulated earnings	$6,594,928

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

VanEck Merk Gold Trust

Notes to Unaudited Financial Statements

(continued)

The following table summarizes the inputs used as of October 31, 2018 in determining the Trust’s investments at fair value for purposes of ASC 820:

	Level 1	Level 2	Level 3
Investment in gold	$133,807,256	$—	$—
Total	$133,807,256	$—	$—

There were no transfers between levels during the period.

The following table summarizes the inputs used as of January 31, 2018 in determining the Trust’s investments at fair value for purposes of ASC 820:

	Level 1	Level 2	Level 3
Investment in gold	$142,168,257	$—	$—
Total	$142,168,257	$—	$—

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

Changes in the shares for the period ended October 31, 2018 are as follows:

	Shares	Amount
Shares, beginning of period at February 1, 2018	10,727,887	$135,573,317
Shares issued	834,062	10,793,035
Shares redeemed	(350,000)	(4,136,768)
Shares, end of period at October 31, 2018	11,211,949	$142,229,584

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

The Sponsor has evaluated whether or not there are uncertain tax positions that require financial statement recognition and has determined that no reserves for uncertain tax positions are required as of October 31, 2018.

2.5. Revenue Recognition Policy

A gain or loss is recognized based on the difference between the selling price and the average cost method of the gold sold on a trade date basis.

3. INVESTMENT IN GOLD

The following represents the changes in Ounces of gold and the respective fair value at October 31, 2018:

	Ounces	Fair Value
Beginning balance as of February 1, 2018	105,697	$142,168,257
Gold bullion contributed	7,876	10,371,405
Gold bullion distributed	(3,439)	(4,136,765)
Realized loss from gold distributed from in-kind	—	(148,638)
Change in unrealized depreciation	—	(14,447,003)
Ending balance as of October 31, 2018	110,134	$133,807,256

The following represents the changes in Ounces of gold and the respective fair value at January 31, 2018:

	Ounces	Fair Value
Beginning balance as of February 1, 2017	101,789	$123,449,687
Gold bullion contributed	5,431	6,924,438
Gold bullion distributed	(1,523)	(1,915,670)
Realized gain from gold distributed from in-kind	—	29,173
Change in unrealized appreciation	—	13,680,629
Ending balance as of January 31, 2018	105,697	$142,168,257

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

5. SHAREHOLDER OWNERSHIP

Merk Hard Currency Fund owned a market value of $6,421,332 (537,800 shares) which equates to 4.80% ownership in the Trust as of October 31, 2018.

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

The Three Months Ended October 31, 2018 Compared to the Three Months Ended October 31, 2017

The Trust’s NAV declined from $138,667,415 at July 31, 2018 to $133,807,253 at October 31, 2018, a 3.5% decrease, compared to a 3.5% increase from $129,650,100 at July 31, 2017 to $134,251,515 at October 31, 2017. The decrease in the Trust’s NAV in the quarter ended October 31, 2018 resulted from a decrease in the value of investments in gold bullion as compared to the prior period. The number of outstanding Shares decreased from 11,550,404 Shares at July 31, 2018 to 11,211,949 Shares at October 31, 2018 due to the redemption of Shares by Authorized Participants, offset by the creation of new Shares by Authorized Participants and the creation of 11,545 Shares in the quarter for Sponsor’s fees, as compared to 10,630 Shares for such purpose in the quarter ended October 31, 2017. The number of outstanding Shares at October 31, 2017 was 10,717,203. The Sponsor’s fees are payable at an annualized rate of 0.40% of the Trust’s NAV, accrued on a daily basis computed on the prior business day’s NAV and paid monthly in arrears. Due to the daily accrual but monthly payment, the number of Sponsor’s fee Shares issued can vary and possibly decrease, even as the number of Shares outstanding increases slightly.

The Trust’s NAV per Share decreased 0.7% during the quarter ended October 31, 2018, starting at $12.01 per Share and ending at $11.93 per Share, compared to an increase of 0.2%, from $12.51 to $12.53 during the quarter ended October 31, 2017. The Trust’s NAV per share increased slightly less than the price per ounce of gold on a percentage basis due to the Sponsor’s fees, which were 11,545 Shares in total for the quarter ended October 31, 2018, compared with 10,630 Shares paid as Sponsor’s fees in the quarter ended October 31, 2017. The NAV per share of $12.14 on October 23, 2018 was the highest during the quarter, compared with a low of $11.58 on August 17, 2018.

The change in net assets from operations for the quarter ended October 31, 2018 was $(859,759), resulting from the Sponsor’s fees of $(136,358), a net realized loss from gold bullion distributed for redemptions of $(148,638) and a net change in unrealized depreciation on investment in gold bullion of $(574,763). In comparison, the change in net assets from operations for the quarter ended October 31, 2017 was $32,372, resulting from the Sponsor’s fees of $(135,083), offset by a net realized gain from gold bullion distributed for redemptions of $1,699 and a net change in unrealized appreciation on investment in gold bullion of $165,756.

Other than the Sponsor’s fee, the Trust had no expenses during the quarter ended October 31, 2018 or the quarter ended October 31, 2017.

The Nine Months Ended October 31, 2018 Compared to the Nine Months Ended October 31, 2017

The Trust’s NAV declined from $142,168,245 at January 31, 2018 to $133,807,253 at October 31, 2018, a 5.9% decrease, compared to an 8.8% increase from $123,449,684 at January 31, 2017 to $134,251,515 at October 31, 2017. The decrease in the Trust’s NAV in the nine months ended October 31, 2018 resulted from a decrease in the value of investments in gold bullion as compared to the prior period. The number of outstanding Shares rose from 10,727,887 Shares at January 31, 2018 to 11,211,949 Shares at October 31, 2018 due to the creation of new Shares by Authorized Participants and the creation of 34,062 Shares in the nine months ended October 31, 2018 for Sponsor’s fees, as compared to 30,992 Shares for such purpose in the nine months ended October 31, 2017, offset by the redemption of Shares by Authorized Participants. The number of outstanding Shares at October 31, 2017 was 10,717,203. The Sponsor’s fees are payable at an annualized rate of 0.40% of the Trust’s NAV, accrued on a daily basis computed on the prior business day’s NAV and paid monthly in arrears. Due to the daily accrual but monthly payment, the number of Sponsor’s fee Shares issued can vary and possibly decrease, even as the number of Shares outstanding increases slightly.

The Trust’s NAV per Share decreased 10.0% during the nine months ended October 31, 2018, starting at $13.25 per Share and ending at $11.93 per Share, compared to an increase of 4.4%, from $12.00 to $12.53 during the nine months ended October 31, 2017. The Trust’s NAV per share increased slightly less than the price per ounce of gold on a percentage basis due to the Sponsor’s fees, which were 34,062 Shares in total for the nine months ended October 31, 2018, compared with 30,992 Shares paid as Sponsor’s fees in the nine months ended October 31, 2017. The NAV per share of $13.32 on February 15, 2018 was the highest during the nine months ended October 31, 2018, compared with a low of $11.58 on August 17, 2018.

The change in net assets from operations for the nine months ended October 31, 2018 was $(15,017,259), resulting from the Sponsor’s fees of $(421,618), a net realized loss from gold bullion distributed for redemptions of $(148,638) and a net change in unrealized depreciation on investment in gold bullion of $(14,447,003). In comparison, the change in net assets from operations for the nine months ended October 31, 2017 was $5,405,123, resulting from the Sponsor’s fees of $(387,946), offset by a net realized gain of $29,173 on gold bullion distributed for the redemption of Shares and a net change in unrealized appreciation on investment in gold bullion of $5,763,896.

Other than the Sponsor’s fee, the Trust had no expenses during the nine months ended October 31, 2018 or the nine months ended October 31, 2017.

From October 22, 2015, the date of initiation of the Marketing Agent’s efforts on behalf of the Trust, through December 31, 2016, no fees were earned and payable by the Sponsor to the Marketing Agent. For the calendar quarter ended September 30, 2018, the Marketing Agent earned a fee of $7,779.91, which represents 0.01% of the Maximum Fee potentially payable to the Marketing Agent pursuant to the Marketing Agent Agreement, which was paid by the Sponsor in November 8, 2018.

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

The Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s gold as necessary to pay the Trust’s expenses not otherwise assumed by the Sponsor. The Trustee will not sell gold to pay the Sponsor’s fee but will pay the Sponsor’s fee in Shares in lieu of cash. At October 31, 2018 and October 31, 2017, the Trust did not have any cash balances.

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

Under the supervision and with the participation of the principal executive officer and principal financial officer of the Sponsor, the Sponsor conducted an evaluation of the Trust’s disclosure controls and procedures, as defined under Exchange Act Rules 13a-15(e) and 15d-15(e). Based on this evaluation, the principal executive officer and principal financial officer of the Sponsor concluded that, as of October 31, 2018, the Trust’s disclosure controls and procedures were effective.

There have been no changes in the Trust’s or Sponsor’s internal control over financial reporting that occurred during the Trust’s fiscal quarter ended October 31, 2018 that have materially affected, or are reasonably likely to materially affect, the Trust’s or Sponsor’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)       None.

(b)       Not applicable.

(c)

Shares Redeemed Per Month in the Quarter ended October 31, 2018	Total Shares Redeemed	Average Ounces of Gold Per Share
Period
08/01/18 to 08/31/18	—	—
09/01/18 to 09/30/18	350,000	0.00982692
10/01/18 to 10/31/18	—	—
350,000

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

MERK INVESTMENTS LLC
Sponsor of the VanEck Merk Gold Trust

Date: December 7, 2018	/s/ Axel Merk
Axel Merk
President and Chief Executive Officer
(Principal Executive Officer and Principal Financial Officer)

*	The Registrant is a trust and the person is signing in his capacities as officers of Merk Investments LLC, the Sponsor of the Registrant.