Form 10-K
period 2019-01-31
VanEck Merk Gold Trust
filed 2019-04-12
CIK 1546652

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2019

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

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of July 31, 2018, the aggregate market value of the VanEck Merk Gold Shares held by non-affiliates of the registrant was approximately $132,334,437.55.

As of April 10, 2019, there were 11,878,444 VanEck Merk Gold Shares outstanding.

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

i

VANECK MERK GOLD TRUST

ANNUAL REPORT ON FORM 10-K

ii

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

The redeemable value of the Shares decreased from $13.25 at January 31, 2018 to $12.99 at January 31, 2019, the Trust’s fiscal year end. Outstanding Shares in the Trust increased from 10,727,887 Shares at January 31, 2018 to 11,873,295 Shares outstanding at January 31, 2019.

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

Overview of the Gold Industry (unaudited)

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

Gold jewelry demand on average has been around 72.9 million Ounces per year from the period of 2010 to 2018. Total annual jewelry demand amounted to 70.7 million Ounces in 2018. The largest decline was in 2016, down 14.8% or 11.5 million Ounces. Gold jewelry demand, as a proportion of total gold demand was 60% in 2013 before falling to 51%, the average during the period, in 2018. In 2018, gold jewelry demand, as a proportion of total demand, fell by 2.3% from 2017.

Industrial and medical demand

In addition to its application in jewelry, gold has been widely used in manufacturing and medical treatment. In 2018, 7.7% of gold demand came from industrial fabrication. From the period of 2010 to 2018, over 70% of industrial demand has been derived from electronic component manufacturing, in large part due to gold’s high electronic conductivity and natural resistance to corrosion. Gold is also used for industrial decoration, such as gold plating and coating.

Industrial use of gold is more common in the developed world, whereas most of the gold fabrication in developing nations is typically for jewelry. Demand for gold used in electronics manufacturing fell sharply in 2009, down 11.7% from 2008, likely caused by weak economic conditions, but it rebounded 17.3% in 2010. From 2010 thereafter, demand for gold used in electronics fell every year between 2010 and 2016, before rising to 8.6 million Ounces in 2017 and 10.5 million Ounces in 2018.

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

[1]	Source: World Gold Council (also for subsequent industry data, unless otherwise annotated)

Gold is also favored by the private sector as a store of value and a means of investment. Unlike equities, bonds and currencies, gold does not run the risk of issuers’ default or mismanagement and is not a liability of any government or corporation. Many investors may consider gold to be a safe haven investment, a portfolio diversifier and inflation hedge.

Over the past decade, there has been a steady rise in the number of investors worldwide holding gold. A large part of this trend has been the advent and proliferation of gold-tracking exchange-traded funds, which allow investors greater access to investments in gold. In 2018, ETF investment demand was 1.6% of the total annual gold demand, as compared to 5% in 2017.

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

Over recent years, gold has been increasingly mined in developing countries; China is currently the world’s largest gold producing country. Other notable gold producing countries include Australia, Russia and South Africa. In 2018, global mine production amounted to 107.6 million Ounces, which was 0.9 million Ounces higher than the year prior.

Recycled gold

Recycled gold, or scrap gold, is the second largest source of gold supply. Gold’s indestructibility means it can be recovered from recycled jewelry and industrial products. This gold can then be melted, refined and cast into bullion bars for resale in the gold market. Supplies emanating from recycled gold have risen steadily in the past two decades and are predominantly sourced from recycled gold jewelry.

Recycled gold supply is highly affected by gold prices and economic conditions. Supplies reached elevated levels during the 1997–1998 Asian financial crisis and hit a record of 41.2 million Ounces in 2009, spurred by the global financial crisis and rising gold prices. Since then, the total amount of scrap gold has come down to 37.7 million Ounces in 2018.

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

Since the onset of the financial crisis, the official sector reversed its role as a net seller over the previous nineteen years. From 2008 to 2013, the official sector was a net purchaser of 60.0 million Ounces of gold. Central banks of major developing economies, including the People’s Bank of China, the Reserve Bank of India and the Russian central bank, have substantially increased gold reserves. In September 2009, the IMF Executive Board approved the sale of 13.0 million Ounces, approximately one-eighth of the Fund’s total holdings of gold, to help boost its lending resources. The IMF completed the gold sales program in December 2010. In 2018, the net buying from the Central Bank of Russia was 8.8 million Ounces, which pushed their gold reserves to 67.9 million Ounces. Also, Turkey and Kazakhstan increased their gold reserves by 1.7 million Ounces and 1.6 million Ounces, respectively, in 2018. Even though their combined share fell from 94% in 2017 to 58% in 2018, Russia, Turkey and Kazakhstan, make up for a large portion of the global demand in 2018. The decline was a result of the increase in the reserves of other central banks globally.4

The gold market and price movement

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

The COMEX is the largest gold futures and options exchange. In 2018, total gold futures and options contract volume amounted to 80.3 million and 11.8 million contracts, respectively5. In 2007, the Chicago Mercantile Exchange merged with the CBOT to form the Chicago Mercantile Exchange Group (the “CME Group”), and in 2008 the CME Group acquired the COMEX.

[4]	Source: World Gold Council
[5]	Source: CME Group

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

Historical movements in the gold price

The following chart illustrates the historical movements in the price of gold for the period January 1970 to January 2019, measured in U.S. dollar per Ounce.

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

In 2017, Gold started off at the year at $1,302.55 per Ounce. The metal reached a high of $1,358.47 per Ounce on January 24, 2018. The low for 2018 was $1,174.15 on August 16, 2018 and ended the year at $1,282.45 per Ounce.

Volatility

Annualized Standard Deviation

	S&P 500	Spot Gold	Spot Silver
1991–1995	10.1%	9.8%	23.2%
1996–2000	16.0%	13.0%	22.4%
2001–2005	14.9%	13.5%	24.1%
2006–2010	17.8%	19.5%	34.5%
2011–2015	11.7%	18.4%	35.5%
2016–2018	10.9%	13.2%	21.6%

Source: Bloomberg, Merk Investments LLC

Gold price volatility was 9.8% during 1991–1995 and rose to 13.0% for the period of 1996–2000, 13.5% for 2001–2005 and 19.5% for 2006–2010. Gold price volatility declined to 18.4% during the 2011–2015 period. In 2016-2018, gold price volatility came down further to 13.2%. The price of gold has historically been less volatile than other commodities such as silver. This lower volatility may reflect gold’s role as a financial asset and the much broader liquid financial market that gold has compared to other commodities. Also, the monthly return on gold price was less volatile than the S&P 500 index during 1991–2005, but it has been slightly higher than that of the S&P 500 from January 2006 to December 2018.

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

The Sponsor’s Fee for the year ended January 31, 2019 was $563,414.

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

The Sponsor

The Sponsor, Merk Investments LLC, is a Delaware limited liability company. The Sponsor’s office is located at 44 Montgomery Street, #3730, San Francisco, California, 94104. The Sponsor has provided investment advisory services to mutual funds since 2005. As of December 31, 2018, the Sponsor had approximately $149.4 million of assets under management. The Sponsor’s role is discussed below, and it has undertaken the responsibilities set forth below.

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

The Sponsor will not exercise day-to-day oversight over the Trustee or the other service providers to the Trust. The Sponsor may remove the Trustee and appoint a successor Trustee if: (1) the Trustee ceases to meet certain objective requirements (including the requirement that it have capital, surplus and undivided profits of at least $150 million); (2) having received written notice of a material breach of its obligations under the Trust Agreement, the Trustee has not cured the breach within 30 days; or (3) the Trustee fails to consent to the implementation of an amendment to the Trust’s initial Internal Control Over Financial Reporting deemed necessary by the Sponsor and, after consultations with the Sponsor, the Sponsor and the Trustee fail to resolve their differences regarding the proposed amendment. The Sponsor also has the right to replace the Trustee during the 90 days following any merger, consolidation or conversion in which the Trustee is not the surviving entity or, in its discretion, on the fifth anniversary of the creation of the Trust or on any subsequent third anniversary thereafter. The Sponsor also has the right to direct the Trustee to appoint any new or additional Custodians that the Sponsor selects.

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

During the fiscal year that ended January 31, 2019, Inspectorate International Limited, a leading commodity inspection and testing company, conducted physical gold audits of the Trust as of January 31, 2018 and July 11, 2018.

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

Maximum 28% Long-Term Capital Gains Tax Rate for U.S. Investors Who Are Individuals

Gains recognized by an individual, estate or trust (each referred to below as an “individual” unless the context requires otherwise) from the sale of “collectibles,” which term includes gold, held for more than one year are subject to federal income tax at a maximum rate of 28% rather than the lower maximum rates applicable to most other long-term capital gains individuals recognize (a maximum of 15% for a single individual with taxable income not exceeding $434,550 ($488,850 for married individuals filing jointly) and 20% for individuals with taxable income exceeding those respective amounts, which apply for 2019 and will be adjusted for inflation annually thereafter). For these purposes, gain an individual recognizes on the sale of an interest in a “grantor trust” that holds collectibles (such as the Trust) is treated as gain recognized on the sale of the collectibles, to the extent the gain is attributable to unrealized appreciation in value of the collectibles. Therefore, any gain recognized by an individual U.S. Investor attributable to a sale or exchange of Shares held for more than one year, or attributable to the Trust’s sale of any gold that the investor is treated (through his, her or its ownership of Shares) as having held for more than one year, generally will be subject to federal income tax at a maximum rate of 28%. The tax rates for capital gains recognized on the sale of assets held by an individual U.S. Investor for one year or less, or by a taxpayer other than an individual, are generally the same as those at which ordinary income is taxed.

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

Uncertainty regarding the effects of Brexit

The price of the Shares could be adversely affected by the effects of Brexit.

The ongoing negotiations surrounding the United Kingdom’s (“UK”) exit from the European Union (“EU”) (“Brexit”) have yet to provide clarity on what the outcome will be for the UK or Europe. The UK was expected to leave the EU on March 29, 2019, but was granted an extension to a later Brexit date of April 12, 2019 or May 22, 2019; another extension may or may not be granted. The UK remains a member of the EU until its departure date and, until such date, all existing EU-derived laws and regulations continue to apply in the UK. Those laws may continue to apply for a transitional period, depending on whether a deal is struck and, if so, what that deal is. The unavoidable uncertainties and events related to Brexit could negatively affect taxes and costs of business; cause volatility in currency exchange rates, interest rates, and European, UK or worldwide political, regulatory, economic or market conditions; and contribute to instability in political institutions, regulatory agencies, and financial markets. Brexit could also lead to legal uncertainty and politically divergent national laws and regulations as a new relationship between the UK and EU is defined and the UK determines which EU laws to replace or replicate. Any of these effects of Brexit, and others that cannot be anticipated, could adversely affect the price of the Shares.

Information system disruptions could adversely affect the Trust’s record keeping and operations

The Trust relies on the information and technology systems of the Trustee, the Custodian, the Marketing Agent and, to a lesser degree, the Sponsor, which could be adversely affected by information systems interruptions, cybersecurity attacks or other disruptions which could have a material adverse effect on our record keeping and operations.

The Custodian, the Trustee and the Trust’s marketing agent, Van Eck Securities Corporation (“VanEck” or “Marketing Agent”), depend upon information technology infrastructure, including network, hardware and software systems to conduct their business as it relates to the Trust. A cybersecurity incident, or a failure to protect their computer systems, networks and information against cybersecurity threats, could result in a loss of information and adversely impact their ability to conduct their business, including their business on behalf of the Trust. Despite implementation of network and other cybersecurity measures, their security measures may not be adequate to protect against all cybersecurity threats.

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

(b)

Not applicable.

(c)

Although the Trust does not purchase Shares directly from its investors in connection with Delivery Applications or the redemption of Baskets, the Trust redeemed Shares as follows during the year ended January 31, 2019:

Period	Total Shares Redeemed	Average Ounces of Gold Per Share
First Quarter	—	—
Second Quarter	—	—
Third Quarter	350,000	0.00982692
Fourth Quarter	—	—

Item 6. Selected Financial Data

The following selected financial data for the reporting periods should be read in conjunction with the Trust’s financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	January 31, 2019	January 31, 2018	January 31, 2017

Net assets	$154,177,917	$142,168,245	$123,449,684

	For the Year Ended January 31, 2019	For the Year Ended January 31, 2018	For the Year Ended January 31, 2017

Net investment loss	(563,414)	(525,570)	(532,642)
Net realized gain (loss) from gold bullion	(148,638)	29,173	(2,758,495)
Net change in unrealized appreciation (depreciation) on investment gold bullion	(2,195,363)	13,680,629	6,222,560
Net investment loss per Share	(0.05)	(0.05)	(0.05)
Net realized and unrealized gain (loss) from gold bullion per Share	(0.21)	1.30	1.01

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

NAV per Share vs. 1/100th Gold Fix from the Date of Inception to January 31, 2019.

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

London Gold Delivery Bars are held by the Custodian, on behalf of the Trust, at the London, United Kingdom vaulting premises. All gold is valued based on its Fine Ounce content, calculated by multiplying the weight of gold by its purity; the same methodology is applied independent of the type of gold held by the Trust; similarly, the value of up to 430 Fine Ounces of unallocated gold the Trust may hold is calculated by multiplying the number of Fine Ounces with the price of gold determined by the Trustee as follows. The Trustee determines the NAV of the Trust on each day that NYSE Arca is open for regular trading, as promptly as practical after 4:00 PM New York time. The NAV of the Trust is the aggregate value of the Trust’s assets less its estimated accrued but unpaid liabilities (which include accrued expenses). The Trustee computes the NAV per Share by dividing the net assets of the Trust by the number of the shares outstanding on the date the computation is made.

In determining the Trust’s NAV, the Trustee values the gold held by the Trust based on the LBMA PM Gold Price. The Trustee also determines the NAV per Share. If on a day when the Trust’s NAV is being calculated the LBMA PM Gold Price for that day is not available, the Trustee will value the gold held by the Trust based on the LBMA AM Gold Price. If no fix is available for the day, the Trustee will value the Trust’s gold based on the most recently announced LBMA AM Gold Price or LBMA PM Gold Price. Prior to March 20, 2015, the Trustee utilized the daily fix of the price of a Fine Ounce of gold as performed by the five members of the London gold fix, which has now been replaced by the ICE Benchmark Administration as an independent third-party administrator.

If the Sponsor determines that such price is inappropriate to use, it shall identify an alternate basis for evaluation to be employed by the Trustee. The Sponsor may instruct the Trustee to use a different publicly available price which the Sponsor determines to fairly represent the commercial value of the Trust’s gold.

	Ounces	Fair Value

Beginning balance as of February 1, 2018	105,697	$142,168,257
Gold bullion contributed	14,257	18,490,428
Gold bullion distributed	(3,439)	(4,136,765)
Realized gain from gold distributed from in-kind	—	(148,638)
Change in unrealized appreciation	—	(2,195,363)
Ending balance as of January 31, 2019	116,515	$154,177,919

Under the Custody Agreement, the Trustee, the Sponsor and the Sponsor’s auditors and inspectors may visit the premises of the Custodian for the purpose of examining the Trust’s gold and certain related records maintained by the Custodian.

The Sponsor exercised its right to visit the Custodian’s premises and inspect the Trust’s gold and related records most recently on January 12, 2018.

On February 1, 2019, Inspectorate International Limited, a leading commodity inspection and testing company, confirmed that as of January 31, 2019, the Custodian’s records of gold held in the vault were accurate. The vault audit prior to this date pertaining to the fiscal year ending January 31, 2019, was done as of July 11, 2018.

Shareholder Ownership

Merk Hard Currency Fund owned a market value of $6,959,132 which equates to 4.53% ownership in the Trust at January 31, 2019. The Sponsor acts as investment advisor to the Merk Hard Currency Fund.

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

Comparison of the Fiscal Years Ended January 31, 2019 and 2018

The Trust’s NAV increased from $142,168,245 on January 31, 2018 to $154,177,917 on January 31, 2019, an 8.45% increase for the fiscal year. The increase in the Trust’s NAV resulted primarily from an increase in the number of Shares issued during the period, which rose from 10,727,887 Shares issued and outstanding on January 31, 2018 to 11,873,295 Shares issued and outstanding on January 31, 2019.

NAV per Share decreased 1.96% from $13.25 on January 31, 2018 to $12.99 on January 31, 2019. The Trust’s NAV per Share fell slightly less than the price per Ounce of gold on a percentage basis due to the Sponsor’s Fee, which was $563,414 for the year, or 0.40% of the Trust’s assets on an annualized basis.

The NAV per Share of $13.32 on February 15, 2018 was the highest during the year, compared with a low of $11.58 on August 19, 2018.

Net decrease in net assets resulting from operations for the year ended January 31, 2019 was $2,907,415, resulting from a net realized loss of $148,638 from gold bullion distributed for redemptions and a decrease in unrealized appreciation on gold of $2,195,363 and by the Sponsor’s Fee of $563,414. Other than the Sponsor’s Fee, the Trust had no expenses during the year ended January 31, 2019.

For the calendar year ended December 31, 2017, the Marketing Agent earned a fee of $10,275. For the calendar year ended December 31, 2018, the Marketing Agent earned a fee of $26,490. The total fees earned by the Marketing Agent since the initiation of the Marketing Agent’s efforts through December 31, 2018 are $36,766, which at that time represented 0.19% of the Maximum Fee potentially payable to the Marketing Agent pursuant to the Marketing Agent Agreement. The fee earned in a calendar quarter is paid in the subsequent calendar quarter.

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

From October 22, 2015, the date of initiation of the Marketing Agent’s efforts on behalf of the Trust, through December 31, 2016, no fees were earned by the Sponsor to the Marketing Agent. For the calendar year ended December 31, 2017, the Marketing Agent earned a fee of $10,275. The total fees earned paid to the Marketing Agent since the initiation of the Marketing Agent’s efforts through December 31, 2017 are $10,275, which at that time represented 0.06% of the Maximum Fee potentially payable to the Marketing Agent. The fee earned in a calendar quarter is paid in the subsequent calendar quarter.

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

From October 22, 2015, the date of initiation of the Marketing Agent’s efforts on behalf of the Trust, through January 31, 2017, the aggregate fees payable by the Sponsor to the Marketing Agent equaled $0, which at that time represented 0% of the Maximum Fee potentially payable to the Marketing Agent pursuant to the Marketing Agent Agreement.

Liquidity

The Trust is not aware of any trends, demands, conditions or events that are reasonably likely to result in material changes to its liquidity needs. In exchange for the Sponsor’s Fee, the Sponsor has agreed to assume most of the expenses incurred by the Trust. As a result, the only expense of the Trust during the period covered by this Report was the Sponsor’s Fee. The Trustee will not sell gold to pay the Sponsor’s Fee but will pay the Sponsor’s Fee through Share creation. At January 31, 2019, the Trust did not have any cash balances.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 8. Financial Statements

VanEck Merk Gold Trust

Quarterly Statements of Operations

For the year ended January 31, 2019

	(unaudited)
	Three Months ended April 30, 2018	Three Months ended July 31, 2018	Three Months ended October 31, 2018	Three Months ended January 31, 2019	Year ended January 31, 2019

EXPENSES
Sponsor’s fees	$140,371	$144,889	$136,358	$141,796	$563,414
Total expenses	140,371	144,889	136,358	141,796	563,414

Net Investment loss	(140,371)	(144,889)	(136,358)	(141,796)	(563,414)

Net Realized and Unrealized Gain (Loss)
Net realized gain (loss) from gold bullion distributed for redemptions	—	—	(148,638)	—	(148,638)
Net change in unrealized appreciation (depreciation) on investment in gold bullion	(3,440,848)	(10,431,392)	(574,763)	12,251,640	(2,195,363)
Net realized and unrealized gain (loss) from operations	(3,440,848)	(10,431,392)	(723,401)	12,251,640	(2,344,001)

Net Increase (Decrease) in Net Assets resulting from operations	$(3,581,219)	$(10,576,281)	$(859,759)	$12,109,844	$(2,907,415)

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

The audited financial statements required by Regulation S-X, with the report of the Trust’s independent registered public accounting firm, appear on pages F-1 to F-12 of this Report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There have been no changes in accountants and no disagreements with accountants during the year ended January 31, 2019.

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

Under the supervision and with the participation of the principal executive officer and principal financial officer of the Sponsor, the Sponsor conducted an evaluation of the Trust’s disclosure controls and procedures, as defined under Exchange Act Rule 13a-15(e), as of January 31, 2019. Based on this evaluation, the principal executive officer and principal financial officer of the Sponsor concluded that the Trust’s disclosure controls and procedures were effective as of January 31, 2019.

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

The Principal Executive Officer of the Sponsor assessed the effectiveness of the Trust’s internal control over financial reporting as of January 31, 2019. In making this assessment, he used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). His assessment included an evaluation of the design of the Trust’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Based on his assessment and those criteria, the Principal Executive Officer of the Sponsor concluded that the Trust maintained effective internal control over financial reporting as of January 31, 2019.

BBD, LLP, the independent registered public accounting firm that audited and reported on the financial statements as of and for the year ended January 31, 2019 included in this Form 10-K, as stated in their report which is included herein, issued an attestation report on the effectiveness of the Trust’s internal control over financial reporting as of January 31, 2019.

April 12, 2019

Item 9B. Other Information

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The Trust has no directors or executive officers. The biography of the President and Chief Investment Officer of the Sponsor is set out below:

Axel Merk, President and Chief Investment Officer

Mr. Merk is the founder of the Sponsor and has served as President, Chief Investment Officer and Manager of the Sponsor since its inception in December 2000. Mr. Merk oversees and directs the Sponsor’s business and operations, including its fulfillment of its obligations to the Trust. Mr. Merk founded Merk Investments AG in 1994, and served as Chief Investment Officer from 1994 to 2001, during which time he provided investment advisory services. In October 2001, Merk Investments AG transferred its advisory functions to the Sponsor, where Mr. Merk continues to provide advisory services and, since 2005, manages a family of currency mutual funds. Mr. Merk earned a B.A. in Economics (magna cum laude) and a M. Sc. in Computer Science from Brown University in 1991 and 1992, respectively. Mr. Merk is 49 years old.

Item 11. Executive Compensation

The Trust does not have directors or executive officers. The only ordinary expense paid by the Trust is the Sponsor’s Fee.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters Security Ownership of Certain Beneficial Owners

Beneficial Ownership

	Amount and Nature of Shares Beneficially Owned
Name and Address of Beneficial Owners(1)	Number	Percentage
Merk Investments LLC; Merk Hard Currency Fund	496,182	4.18%

(1)	Beneficial ownership is as of April 3, 2019. Of the 496,182 shares being reported on, 18,382 shares (the “Sponsor Shares”) are held by Merk Investments LLC (the “Sponsor”) and the remaining 477,800 shares (the “Fund Shares”) are held by the Merk Hard Currency Fund (the “Fund”). The Sponsor holds sole voting and sole dispositive power over the Sponsor Shares. The Fund and the Sponsor, as investment advisor and manager of the Fund, share voting power over the Fund Shares. The Sponsor, as investment advisor and manager of the Fund, holds sole dispositive power over the Fund Shares. The Sponsor and the Fund disclaim beneficial ownership of the Fund Shares. The Sponsor’s address is 555 Bryant St #455, Palo Alto, California 94301, and the Fund’s address is P.O. Box 558, Portland, Maine 04112.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Not applicable.

Item 14. Principal Accounting Fees and Services.

Fees for services performed by BBD LLP, as paid by the Sponsor from the Sponsor’s Fee, for the years ending January 31, 2019 and 2018:

	2019	2018

Audit fees	$60,750	$60,000
Audit-related fees	—	—
Total	$60,750	$60,000

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

VANECK MERK GOLD TRUST

FINANCIAL STATEMENTS AS OF JANUARY 31, 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Sponsor, Trustee and the Shareholders of VanEck Merk Gold Trust

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying statements of assets and liabilities of VanEck Merk Gold Trust (the “Trust”), including the schedules of investment, as of January 31, 2019 and 2018, and the related statements of operations and changes in net assets for each of the years in the three-year period ended January 31, 2019, the financial highlights for each of the years in the four-year period ended January 31, 2019 and for the period May 6, 2014 (commencement of operations) through January 31, 2015, and the related notes (collectively referred to as the financial statements). We also have audited the Trust’s internal control over financial reporting as of January 31, 2019, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Trust as of January 31, 2019 and 2018, and the results of its operations, changes in its net assets and financial highlights for each of the periods referred to above in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Trust maintained, in all material respects, effective internal control over financial reporting as of January 31, 2019, based on criteria established in Internal Control-Integrated Framework (2013) issued by COSO.

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

/s/ BBD, LLP
BBD, LLP

Philadelphia, Pennsylvania

April 11, 2019

We have served as the Trust’s auditor since 2014.

VanEck Merk Gold Trust

Statements of Assets and Liabilities

	January 31, 2019	January 31, 2018
Assets
Investments in gold bullion (cost $145,342,210 and $131,137,185, respectively)	$154,177,919	$142,168,257
Total Assets	154,177,919	142,168,257

Liabilities
Sponsor’s fee payable	2	12
Total Liabilities	2	12

Net Assets	$154,177,917	$142,168,245

Net Assets Consists of:
Paid-in-capital	$150,490,404	$135,573,317
Accumulated earnings (loss)*	3,687,513	6,594,928
	$154,177,917	$142,168,245

Shares issued and outstanding (no par value)	11,873,295	10,727,887
Net asset value per share	$12.99	$13.25

* See Note 2 for previously disclosed amounts related to January 31, 2018.

See notes to financial statements.

VanEck Merk Gold Trust

Statements of Operations

	For the Year ended January 31, 2019	For the Year ended January 31, 2018	For the Year ended January 31, 2017
Expenses
Sponsor’s fees	$563,414	$525,570	$532,642
Total expenses	563,414	525,570	532,642

Net investment loss	(563,414)	(525,570)	(532,642)

Net Realized and Unrealized Gain (Loss)
Net realized gain (loss) from gold bullion distributed for redemptions	(148,638)	29,173	(2,758,495)
Net change in unrealized appreciation (depreciation) on investment in gold bullion	(2,195,363)	13,680,629	6,222,560
Net realized and unrealized gain (loss) from operations	(2,344,001)	13,709,802	3,464,065

Net Increase (Decrease) in Net Assets resulting from operations	$(2,907,415)	$13,184,232	$2,931,423

See notes to financial statements.

VanEck Merk Gold Trust

Statements of Changes in Net Assets

	For the Year ended January 31, 2019	For the Year ended January 31, 2018	For the Year ended January 31, 2017
Net Assets—beginning of year	$142,168,245	$123,449,684	83,657,961
Creations	19,053,855	7,449,999	73,773,593
Redemptions	(4,136,768)	(1,915,670)	(36,913,293)
Net investment loss	(563,414)	(525,570)	(532,642)
Net realized gain (loss) from gold bullion distributed for redemptions	(148,638)	29,173	(2,758,495)
Net change in unrealized appreciation (depreciation) on investment in gold bullion	(2,195,363)	13,680,629	6,222,560
Net Assets—end of year	$154,177,917	$142,168,245	123,449,684

See notes to financial statements.

VanEck Merk Gold Trust

Financial Highlights

Per Share Performance (for a share outstanding throughout each year or period)

	For the Year Ended January 31, 2019	For the Year Ended January 31, 2018	For the Year Ended January 31, 2017	For the Year Ended January 31, 2016	For the Period May 6, 2014* to January 31, 2015

Net asset value per share, beginning of year or period	$13.25	$12.00	$11.04	$12.57	$13.06

Net investment loss (a)	(0.05)	(0.05)	(0.05)	(0.05)	(0.04)
Net realized and unrealized gain (loss) on investment in gold bullion	(0.21)	1.30	1.01	(1.48)	(0.45)
Net change in net assets from operations	(0.26)	1.25	0.96	(1.53)	(0.49)
Net asset value per share, end of year or period	$12.99	$13.25	$12.00	$11.04	$12.57

Total return, at net asset value (b)	(1.96)%	10.42%	8.70%	(12.17)%	(3.75)%

Ratio to average net assets (c)
Net investment loss	(0.40)%	(0.40)%	(0.40)%	(0.40)%	(0.40)%
Net expenses	0.40%	0.40%	0.40%	0.40%	0.40%

*	Commencement of operations.
(a)	Calculated using average shares outstanding.
(b)	Not Annualized.
(c)	Annualized.

See notes to financial statements.

VanEck Merk Gold Trust

Schedules of Investment

January 31, 2019

	Fine Ounces	Cost	Value	% of Net Assets
Gold Bullion	116,515	$145,342,210	$154,177,919	100.00%
Total Investments		$145,342,210	$154,177,919	100.00%
Liabilities in excess of other assets			(2)	(0.00	)%(a)
Net Assets			$154,177,917	100.00%

January 31, 2018

	Fine Ounces	Cost	Value	% of Net Assets
Gold Bullion	105,697	$131,137,185	$142,168,257	100.00%
Total Investments		$131,137,185	$142,168,257	100.00%
Liabilities in excess of other assets			(12)	(0.00	)%(a)
Net Assets			$142,168,245	100.00%

(a)	Amount is less than 0.005%.

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

Effective in the current year, it is no longer required to present certain line items on the Statements of Assets and Liabilities. Such disclosure changes were not permitted retrospectively, therefore prior period amounts are presented below.

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

The following table summarizes the inputs used as of January 31, 2019 in determining the Trust’s investments at fair value for purposes of ASC 820:

	Level 1	Level 2	Level 3
Investment in Gold	$154,177,919	$—	$—
Total	$154,177,919	$—	$—

The following table summarizes the inputs used as of January 31, 2018 in determining the Trust’s investments at fair value for purposes of ASC 820:

	Level 1	Level 2	Level 3
Investment in Gold	$142,168,257	$—	$—
Total	$142,168,257	$—	$—

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

Changes in the shares for the year ending January 31, 2019 are as follows:

	Shares	Amount

Shares, beginning of year at February 1, 2018	10,727,887	$135,573,317
Shares issued	1,495,408	19,053,855
Shares redeemed	(350,000)	(4,136,768)
Shares, end of year at January 31, 2019	11,873,295	$150,490,404

Changes in the shares for the year ending January 31, 2018 are as follows:

	Shares	Amount

Shares, beginning of year at February 1, 2017	10,290,267	$130,038,988
Shares issued	591,676	7,449,999
Shares redeemed	(154,056)	(1,915,670)
Shares, end of year at January 31, 2018	10,727,887	$135,573,317

Changes in the shares for the year ending January 31, 2017 are as follows:

	Shares	Amount

Shares, beginning of year at February 1, 2016	7,576,528	$93,178,688
Shares issued	5,942,698	73,773,593
Shares redeemed	(3,228,959)	(36,913,293)
Shares, end of year at January 31, 2017	10,290,267	$130,038,988

2.4. Income Taxes

The Trust is treated as a “grantor trust” for U.S. federal tax purposes. As a result, the Trust itself is not subject to U.S. federal income tax. Instead, the Trust’s income and expenses “flow through” to the shareholders and the Trustee reports the Trust’s income, gains, losses and deductions to the Internal Revenue Service on that basis.

The Sponsor has evaluated whether or not there are uncertain tax positions that require financial statement recognition and has determined that no reserves for uncertain tax positions are required as of January 31, 2019.

2.5. Revenue Recognition Policy

A gain or loss is recognized based on the difference between the selling price and the average cost method of the gold sold on a trade date basis.

3. INVESTMENT IN GOLD

The following represents the changes in Ounces of gold and the respective fair value at January 31, 2019:

	Ounces	Fair Value

Beginning balance as of February 1, 2018	105,697	$142,168,257
Gold bullion contributed	14,257	18,490,428
Gold bullion distributed	(3,439)	(4,136,765)
Realized loss from gold distributed from in-kind	—	(148,638)
Change in unrealized appreciation	—	(2,195,363)

Ending balance as of January 31, 2019	116,515	$154,177,919

The following represents the changes in ounces of gold and the respective fair value at January 31, 2018:

	Ounces	Fair Value

Beginning balance as of February 1, 2017	101,789	$123,449,687
Gold bullion contributed	5,431	6,924,438
Gold bullion distributed	(1,523)	(1,915,670)
Realized gain from gold distributed from in-kind	—	29,173
Change in unrealized appreciation	—	13,680,629

Ending balance as of January 31, 2018	105,697	$142,168,257

The following represents the changes in ounces of gold and the respective fair value at January 31, 2017:

	Ounces	Fair Value

Beginning balance as of February 1, 2016	75,245	$83,657,963
Gold bullion contributed	58,504	73,241,000
Gold bullion distributed	(31,960)	(36,913,341)
Realized loss from gold distributed from in-kind	—	(2,758,495)
Change in unrealized appreciation	—	6,222,560

Ending balance as of January 31, 2017	101,789	$123,449,687

4. RELATED PARTIES—SPONSOR, TRUSTEE, CUSTODIAN AND MARKETING FEES

Fees paid are to the Sponsor as compensation for services performed under the Trust Agreement. The Sponsor’s fee is payable at an annualized rate of 0.40% of the Trust’s NAV, accrued on a daily basis computed on the prior Business Day’s NAV and paid monthly in arrears.

The Sponsor has agreed to assume the following administrative and marketing expenses incurred by the Trust: the Trustee’s monthly fee and out-of-pocket expenses; the Custodian’s fee; the marketing support fees and expenses (including the fees and expenses of Foreside Fund Services, LLC); expenses reimbursable under the Custody Agreement; the precious metals dealer’s fees and expenses reimbursable under its agreement with the Sponsor; exchange listing fees; Securities and Exchange Commission registration fees; printing and mailing costs; maintenance expenses for the Trust’s website; audit fees; and up to $100,000 per annum in legal expenses.

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

5. SHAREHOLDER OWNERSHIP

Merk Hard Currency Fund owned a market value of $6,959,132 (537,800 shares) which equates to 4.53% ownership in the Trust as of January 31, 2019.

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

MERK INVESTMENTS LLC
Sponsor of the VanEck Merk Gold Trust

Date: April 12, 2019	/s/ Axel Merk
Axel Merk
President and Chief Investment Officer
(Principal Executive Officer and Principal Financial Officer)

*	The Registrant is a trust and the person is signing in his capacity as an officer of Merk Investments LLC, the Sponsor of the Registrant.

S-1