Form 10-Q
period 2019-07-31
VanEck Merk Gold Trust
filed 2019-09-06
CIK 1546652

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2019

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

(650) 323-4341

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
VanEck Merk Gold Shares	OUNZ	NYSE Arca

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

As of September 3, 2019, the issuer had 11,797,820 shares outstanding.

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

ii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

VanEck Merk Gold Trust

Statements of Assets and Liabilities

	July 31, 2019	January 31, 2019
	(unaudited)
Assets
Investments in gold bullion (cost $140,419,053 and $145,342,210, respectively)	$160,696,304	$154,177,919
Total assets	160,696,304	154,177,919

Liabilities
Sponsor’s fee payable	7	2
Total liabilities	7	2

Net assets	$160,696,297	$154,177,917

Net assets consists of:
Paid-in-capital	$145,771,316	$150,490,404
Accumulated earnings	14,924,981	3,687,513
	$160,696,297	$154,177,917

Shares issued and outstanding (no par value)	11,493,707	11,873,295
Net asset value per share	$13.98	$12.99

See notes to unaudited financial statements.

VanEck Merk Gold Trust

Statements of Operations

	For the Three Months Ended July 31, 2019	For the Three Months Ended July 31, 2018	For the Six Months Ended July 31, 2019	For the Six Months Ended July 31, 2018
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Expenses
Sponsor’s fees	$153,056	$144,889	$300,675	$285,260
Total expenses	153,056	144,889	300,675	285,260
Net investment loss	(153,056)	(144,889)	(300,675)	(285,260)

Net realized and unrealized gain (loss)
Net realized gain (loss) from gold bullion distributed for redemptions	—	—	96,601	—
Net change in unrealized appreciation (depreciation) on investment in gold bullion	16,350,488	(10,431,392)	11,441,542	(13,872,240)
Net realized and unrealized gain (loss) from operations	16,350,488	(10,431,392)	11,538,143	(13,872,240)

Net increase (decrease) in net assets resulting from operations	$16,197,432	$(10,576,281)	$11,237,468	$(14,157,500)

See notes to unaudited financial statements.

VanEck Merk Gold Trust

Statements of Changes in Net Assets

	For the Three Months Ended July 31, 2019	For the Three Months Ended July 31, 2018	For the Six Months Ended July 31, 2019	For the Six Months Ended July 31, 2018
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Net assets, beginning of period	$144,345,811	$145,914,332	$154,177,917	$142,168,245
Creations	153,054	3,329,364	300,677	10,656,670
Redemptions	—	—	(5,019,765)	—
Net investment loss	(153,056)	(144,889)	(300,675)	(285,260)
Net realized gain (loss) from gold bullion distributed for redemptions	—	—	96,601	—
Net change in unrealized appreciation (depreciation) on investment in gold bullion	16,350,488	(10,431,392)	11,441,542	(13,872,240)
Net assets, end of period	$160,696,297	$138,667,415	$160,696,297	$138,667,415

See notes to unaudited financial statements.

VanEck Merk Gold Trust

Financial Highlights

Per Share Performance (for a share outstanding throughout each period)

	For the Three Months Ended July 31, 2019	For the Three Months Ended July 31, 2018	For the Six Months Ended July 31, 2019	For the Six Months Ended July 31, 2018
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Net asset value per share, beginning of period	$12.57	$12.93	$12.99	$13.25
Net investment loss(a)	(0.01)	(0.01)	(0.02)	(0.02)
Net realized and unrealized gain (loss) on investment in gold bullion	1.42	(0.91)	1.01	(1.22)
Net change in net assets from operations	1.41	(0.92)	0.99	(1.24)
Net asset value per share, end of period	$13.98	$12.01	$13.98	$12.01

Total return, at net asset value(b)	11.22%	(7.12)%	7.62%	(9.36)%

Ratio to average net assets(c)
Net investment loss	(0.40)%	(0.40)%	(0.40)%	(0.40)%
Net expenses	0.40%	0.40%	0.40%	0.40%

(a)	Calculated using average shares outstanding
(b)	Not annualized
(c)	Annualized

See notes to unaudited financial statements.

VanEck Merk Gold Trust

Schedules of Investment

July 31, 2019 (unaudited)

	Fine Ounces	Cost	Value	% of Net Assets
Gold bullion	112,568	$140,419,053	$160,696,304	100.00%
Total investments		$140,419,053	$160,696,304	100.00%
Liabilities in excess of other assets			(7)	(0.00	)%(a)
Net assets			$160,696,297	100.00%

January 31, 2019

	Fine Ounces	Cost	Value	% of Net Assets
Gold bullion	116,515	$145,342,210	$154,177,919	100.00%
Total investments		$145,342,210	$154,177,919	100.00%
Liabilities in excess of other assets			(2)	(0.00	)%(a)
Net assets			$154,177,917	100.00%

(a)	Amount is less than 0.005%

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

VanEck Merk Gold Trust

Notes to Unaudited Financial Statements

(continued)

The following table summarizes the inputs used as of July 31, 2019 in determining the Trust’s investments at fair value for purposes of ASC 820:

	Level 1	Level 2	Level 3
Investment in gold	$160,696,304	$—	$—
Total	$160,696,304	$—	$—

The following table summarizes the inputs used as of January 31, 2019 in determining the Trust’s investments at fair value for purposes of ASC 820:

	Level 1	Level 2	Level 3
Investment in gold	$154,177,919	$—	$—
Total	$154,177,919	$—	$—

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

Changes in the shares for the period ended July 31, 2019 are as follows:

	Shares	Amount
Shares, beginning of period at February 1, 2019	11,873,295	$150,490,404
Shares issued	22,961	300,677
Shares redeemed	(402,549)	(5,019,765)
Shares, end of period at July 31, 2019	11,493,707	$145,771,316

Changes in the shares for the year ended January 31, 2019 are as follows:

	Shares	Amount
Shares, beginning of period at February 1, 2018	10,727,887	$135,573,317
Shares issued	1,495,408	19,053,855
Shares redeemed	(350,000)	(4,136,768)
Shares, end of period at January 31, 2019	11,873,295	$150,490,404

VanEck Merk Gold Trust

Notes to Unaudited Financial Statements

(continued)

2.4. Income Taxes

The Trust is treated as a “grantor trust” for U.S. federal tax purposes. As a result, the Trust itself is not subject to U.S. federal income tax. Instead, the Trust’s income and expenses “flow through” to the shareholders and the Trustee reports the Trust’s income, gains, losses and deductions to the Internal Revenue Service on that basis.

The Sponsor has evaluated whether or not there are uncertain tax positions that require financial statement recognition and has determined that no reserves for uncertain tax positions are required as of July 31, 2019.

2.5. Revenue Recognition Policy

A gain or loss is recognized based on the difference between the selling price and the average cost method of the gold sold on a trade date basis.

3. INVESTMENT IN GOLD

The following represents the changes in Ounces of gold and the respective fair value at July 31, 2019:

	Ounces	Fair Value
Beginning balance as of February 1, 2019	116,515	$154,177,919
Gold bullion contributed	—	—
Gold bullion distributed	(3,947)	(5,019,758)
Realized gain (loss) from gold distributed from in-kind	—	96,601
Change in unrealized appreciation (depreciation)	—	11,441,542
Ending balance as of July 31, 2019	112,568	$160,696,304

The following represents the changes in Ounces of gold and the respective fair value at January 31, 2019:

	Ounces	Fair Value
Beginning balance as of February 1, 2018	105,697	$142,168,257
Gold bullion contributed	14,257	18,490,428
Gold bullion distributed	(3,439)	(4,136,765)
Realized gain (loss) from gold distributed from in-kind	—	(148,638)
Change in unrealized appreciation (depreciation)	—	(2,195,363)
Ending balance as of January 31, 2019	116,515	$154,177,919

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

5. SHAREHOLDER OWNERSHIP

Merk Hard Currency Fund owned a market value of $5,570,724 (402,800 shares) which equates to 3.50% ownership in the Trust as of July 31, 2019.

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

The Three Months Ended July 31, 2019 Compared to the Three Months Ended July 31, 2018

The Trust’s NAV increased from $144,345,811 at April 30, 2019 to $160,696,297 at July 31, 2019, an 11.3% increase, compared to a 5.0% decrease from $145,914,332 in April 30, 2018 to $138,667,415 at July 31, 2018. The increase in the Trust’s NAV in the quarter ended July 31, 2019 resulted from an increase in the value of investments in gold bullion as compared to the prior period. The number of outstanding Shares rose from 11,482,339 Shares at April 30, 2019 to 11,493,707 Shares at July 31, 2019 due to the creation of 11,368 Shares in the quarter for Sponsor’s fees, as compared to 11,703 Shares for such purpose in the quarter ended July 31, 2018. The number of outstanding Shares at July 31, 2018 was 11,550,404. The Sponsor’s fees are payable at an annualized rate of 0.40% of the Trust’s NAV, accrued on a daily basis computed on the prior business day’s NAV and paid monthly in arrears. Due to the daily accrual but monthly payment, the number of Sponsor’s fee Shares issued can vary and possibly decrease, even as the number of Shares outstanding increases slightly.

The Trust’s NAV per Share increased approximately 11.2% during the quarter ended July 31, 2019, starting at $12.57 per Share and ending at $13.98 per Share, compared to a decrease of 7.1%, from $12.93 to $12.01 during the quarter ended July 31, 2018. The Trust’s NAV per share increased slightly less than the price per ounce of gold on a percentage basis due to the Sponsor’s fees, which were 11,368 Shares in total for the quarter ended July 31, 2019, compared with 11,703 Shares paid as Sponsor’s fees in the quarter ended July 31, 2018. The NAV per share of $14.10 on July 19, 2019 was the highest during the quarter, compared with a low of $12.46 on May 21, 2019.

The change in net assets from operations for the quarter ended July 31, 2019 was $16,197,432, resulting from the Sponsor’s fees of $(153,056) and a net change in unrealized appreciation on investment in gold bullion of $16,350,488. In comparison, the change in net assets from operations for the quarter ended July 31, 2018 was $(10,576,281), resulting from the Sponsor’s fees of $(144,889), and a net change in unrealized depreciation on investment in gold bullion of $(10,431,392).

Other than the Sponsor’s fee, the Trust had no expenses during the quarter ended July 31, 2019 or the quarter ended July 31, 2018.

The Six Months Ended July 31, 2019 Compared to the Six Months Ended July 31, 2018

The Trust’s NAV increased from $154,177,917 at January 31, 2019 to $160,696,297 at July 31, 2019, a 4.2% increase, compared to a 2.5% decrease from $142,168,245 at January 31, 2018 to $138,667,415 at July 31, 2018. The increase in the Trust’s NAV in the six months ended July 31, 2019 resulted from an increase in the value of investments in gold bullion as compared to the prior period. The number of outstanding Shares decreased from 11,873,295 Shares at January 31, 2019 to 11,493,707 Shares at July 31, 2019 due to the redemption of 402,549 Shares offset by the creation of 22,961 Shares in the six months ended July 31, 2019 for Sponsor’s fees, as compared to 22,517 Shares for such purpose in the six months ended July 31, 2018. The number of outstanding Shares at July 31, 2018 was 11,550,404. The Sponsor’s fees are payable at an annualized rate of 0.40% of the Trust’s NAV, accrued on a daily basis computed on the prior business day’s NAV and paid monthly in arrears. Due to the daily accrual but monthly payment, the number of Sponsor’s fee Shares issued can vary and possibly decrease, even as the number of Shares outstanding increases slightly.

The Trust’s NAV per Share increased approximately 7.6% during the six months ended July 31, 2019, starting at $12.99 per Share and ending at $13.98 per Share, compared to a decrease of 9.4%, from $13.25 to $12.01 during the six months ended July 31, 2018. The Trust’s NAV per share increased slightly less than the price per ounce of gold on a percentage basis due to the Sponsor’s fees, which were 22,961 Shares in total for the six months ended July 31, 2019, compared with 22,517 Shares paid as Sponsor’s fees in the six months ended July 31, 2018. The NAV per share of $14.10 on July 19, 2019 was the highest during the six months ended July 31, 2019, compared with a low of $12.45 on April 23, 2019.

The change in net assets from operations for the six months ended July 31, 2019 was $11,237,468, resulting from the Sponsor’s fees of $(300,675) and a net realized and unrealized gain on investment in gold bullion of $11,538,143. In comparison, the change in net assets from operations for the six months ended July 31, 2018 was $(14,157,500), resulting from the Sponsor’s fees of $(285,260) and a net change in unrealized depreciation on investment in gold bullion of $(13,872,240).

Other than the Sponsor’s fee, the Trust had no expenses during the six months ended July 31, 2019 or the six months ended July 31, 2018.

For the calendar quarter ended June 30, 2019, the Marketing Agent earned a fee of $6,948 which was paid by the Sponsor in August, 2019; since initiation of the Marketing Agent’s efforts on behalf of the Trust on October 22, 2015, a total of $52,916 in Fees has been paid, representing 0.2673% of the Maximum Fee potentially payable to the Marketing Agent pursuant to the Marketing Agent Agreement.

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

The Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s gold as necessary to pay the Trust’s expenses not otherwise assumed by the Sponsor. The Trustee will not sell gold to pay the Sponsor’s fee but will pay the Sponsor’s fee in Shares in lieu of cash. At July 31, 2019 and July 31, 2018, the Trust did not have any cash balances.

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

Under the supervision and with the participation of the principal executive officer and principal financial officer of the Sponsor, the Sponsor conducted an evaluation of the Trust’s disclosure controls and procedures, as defined under Exchange Act Rules 13a-15(e) and 15d-15(e). Based on this evaluation, the principal executive officer and principal financial officer of the Sponsor concluded that, as of July 31, 2019, the Trust’s disclosure controls and procedures were effective.

There have been no changes in the Trust’s or Sponsor’s internal control over financial reporting that occurred during the Trust’s fiscal quarter ended July 31, 2019 that have materially affected, or are reasonably likely to materially affect, the Trust’s or Sponsor’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	None.

(b)	Not applicable.

(c)

Shares Redeemed Per Month in the Quarter ended July 31, 2019	Total Shares Redeemed	Average Ounces of Gold Per Share
Period
05/01/19 to 05/31/19	—	—
06/01/19 to 06/30/19	—	—
07/01/19 to 07/31/19	—	—
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

MERK INVESTMENTS LLC

Sponsor of the VanEck Merk Gold Trust

Date: September 6, 2019	/s/ Axel Merk
Axel Merk
President and Chief Executive Officer
(Principal Executive Officer and Principal Financial Officer)

*	The Registrant is a trust and the person is signing in his capacities as officers of Merk Investments LLC, the Sponsor of the Registrant.