Form 10-Q
period 2019-10-31
VanEck Merk Gold Trust
filed 2019-12-09
CIK 1546652

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2019

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

As of December 3, 2019, the issuer had 12,609,648 shares outstanding.

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

ii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

VanEck Merk Gold Trust

Statements of Assets and Liabilities

	October 31, 2019	January 31, 2019
	(unaudited)
Assets
Investments in gold bullion (cost $144,870,251 and $145,342,210, respectively)	$174,523,033	$154,177,919
Total assets	174,523,033	154,177,919

Liabilities
Sponsor’s fee payable	10	2
Total liabilities	10	2

Net assets	$174,523,023	$154,177,917

Net assets consists of:
Paid-in-capital	$150,396,328	$150,490,404
Accumulated earnings	24,126,695	3,687,513
	$174,523,023	$154,177,917

Shares issued and outstanding (no par value)	11,805,476	11,873,295
Net asset value per share	$14.78	$12.99

See notes to unaudited financial statements.

VanEck Merk Gold Trust

Statements of Operations

	For the Three Months Ended October 31, 2019	For the Three Months Ended October 31, 2018	For the Nine Months Ended October 31, 2019	For the Nine Months Ended October 31, 2018
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Expenses
Sponsor’s fees	$173,817	$136,358	$474,492	$421,618
Total expenses	173,817	136,358	474,492	421,618
Net investment loss	(173,817)	(136,358)	(474,492)	(421,618)

Net realized and unrealized gain (loss)
Net realized gain (loss) from gold bullion distributed for redemptions	—	(148,638)	96,601	(148,638)
Net change in unrealized appreciation (depreciation) on investment in gold bullion	9,375,531	(574,763)	20,817,073	(14,447,003)
Net realized and unrealized gain (loss) from operations	9,375,531	(723,401)	20,913,674	(14,595,641)

Net increase (decrease) in net assets resulting from operations	$9,201,714	$(859,759)	$20,439,182	$(15,017,259)

See notes to unaudited financial statements.

VanEck Merk Gold Trust

Statements of Changes in Net Assets

	For the Three Months Ended October 31, 2019	For the Three Months Ended October 31, 2018	For the Nine Months Ended October 31, 2019	For the Nine Months Ended October 31, 2018
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Net assets, beginning of period	$160,696,297	$138,667,415	$154,177,917	$142,168,245
Creations	4,625,012	136,365	4,925,689	10,793,035
Redemptions	—	(4,136,768)	(5,019,765)	(4,136,768)
Net investment loss	(173,817)	(136,358)	(474,492)	(421,618)
Net realized gain (loss) from gold bullion distributed for redemptions	—	(148,638)	96,601	(148,638)
Net change in unrealized appreciation (depreciation) on investment in gold bullion	9,375,531	(574,763)	20,817,073	(14,447,003)
Net assets, end of period	$174,523,023	$133,807,253	$174,523,023	$133,807,253

See notes to unaudited financial statements.

VanEck Merk Gold Trust

Financial Highlights

Per Share Performance (for a share outstanding throughout each period)

	For the Three Months Ended October 31, 2019	For the Three Months Ended October 31, 2018	For the Nine Months Ended October 31, 2019	For the Nine Months Ended October 31, 2018
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Net asset value per share, beginning of period	$13.98	$12.01	$12.99	$13.25
Net investment loss(a)	(0.02)	(0.01)	(0.04)	(0.03)
Net realized and unrealized gain (loss) on investment in gold bullion	0.82	(0.07)	1.83	(1.29)
Net change in net assets from operations	0.80	(0.08)	1.79	(1.32)
Net asset value per share, end of period	$14.78	$11.93	$14.78	$11.93

Total return, at net asset value(b)	5.72%	(0.67)%	13.78%	(9.96)%

Ratio to average net assets(c)
Net investment loss	(0.40)%	(0.40)%	(0.40)%	(0.40)%
Net expenses	0.40%	0.40%	0.40%	0.40%

(a)	Calculated using average shares outstanding
(b)	Not annualized
(c)	Annualized

See notes to unaudited financial statements.

VanEck Merk Gold Trust

Schedules of Investment

October 31, 2019 (unaudited)

	Fine Ounces	Cost	Value	% of Net Assets
Gold bullion	115,506	$144,870,251	$174,523,033	100.00%
Total investments		$144,870,251	$174,523,033	100.00%
Liabilities in excess of other assets			(10)	0.00	%(a)
Net assets			$174,523,023	100.00%

January 31, 2019

	Fine Ounces	Cost	Value	% of Net Assets
Gold bullion	116,515	$145,342,210	$154,177,919	100.00%
Total investments		$145,342,210	$154,177,919	100.00%
Liabilities in excess of other assets			(2)	0.00	%(a)
Net assets			$154,177,917	100.00%

(a)	Amount is less than 0.005%

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

VanEck Merk Gold Trust

Notes to Unaudited Financial Statements

(continued)

The following table summarizes the inputs used as of October 31, 2019 in determining the Trust’s investments at fair value for purposes of ASC 820:

	Level 1	Level 2	Level 3
Investment in gold	$174,523,033	$—	$—
Total	$174,523,033	$—	$—

The following table summarizes the inputs used as of January 31, 2019 in determining the Trust’s investments at fair value for purposes of ASC 820:

	Level 1	Level 2	Level 3
Investment in gold	$154,177,919	$—	$—
Total	$154,177,919	$—	$—

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

Changes in the shares for the nine-month period ended October 31, 2019 are as follows:

	Shares	Amount
Shares, beginning of period at February 1, 2019	11,873,295	$150,490,404
Shares issued	334,730	4,925,689
Shares redeemed	(402,549)	(5,019,765)
Shares, end of period at October 31, 2019	11,805,476	$150,396,328

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

The Sponsor has evaluated whether or not there are uncertain tax positions that require financial statement recognition and has determined that no reserves for uncertain tax positions are required as of October 31, 2019.

2.5. Revenue Recognition Policy

A gain or loss is recognized based on the difference between the selling price and the average cost method of the gold sold on a trade date basis.

3. INVESTMENT IN GOLD

The following represents the changes in Ounces of gold and the respective fair value at October 31, 2019:

	Ounces	Fair Value
Beginning balance as of February 1, 2019	116,515	$154,177,919
Gold bullion contributed	2,938	4,451,198
Gold bullion distributed	(3,947)	(5,019,758)
Realized gain (loss) from gold distributed from in-kind	—	96,601
Change in unrealized appreciation (depreciation)	—	20,817,073
Ending balance as of October 31, 2019	115,506	$174,523,033

The following represents the changes in Ounces of gold and the respective fair value at January 31, 2019:

	Ounces	Fair Value
Beginning balance as of February 1, 2018	105,697	$142,168,257
Gold bullion contributed	14,257	18,490,428
Gold bullion distributed	(3,439)	(4,136,765)
Realized gain (loss) from gold distributed from in-kind	—	(148,638)
Change in unrealized appreciation (depreciation)	—	(2,195,363)
Ending balance as of January 31, 2019	116,515	$154,177,919

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

5. SHAREHOLDER OWNERSHIP

Merk Hard Currency Fund owned a market value of $3,663,574 (247,800 shares) which equates to 2.1% ownership in the Trust as of October 31, 2019.

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

The Three Months Ended October 31, 2019 Compared to the Three Months Ended October 31, 2018

The Trust’s NAV increased from $160,696,297 at July 31, 2019 to $174,523,023 at October 31, 2019, an 8.6% increase, compared to a 3.5% decrease from $138,667,415 at July 31, 2018 to $133,807,253 at October 31, 2018. The increase in the Trust’s NAV in the quarter ended October 31, 2019 resulted from an increase in the value of investments in gold bullion as compared to the prior period. The number of outstanding Shares increased from 11,493,707 Shares at July 31, 2019 to 11,805,476 Shares at October 31, 2019 due to the creation of Shares by Authorized Participants and the creation of 11,769 Shares in the quarter for Sponsor’s fees, as compared to 11,545 Shares for such purpose in the quarter ended October 31, 2018. The number of outstanding Shares at October 31, 2018 was 11,211,949. The Sponsor’s fees are payable at an annualized rate of 0.40% of the Trust’s NAV, accrued on a daily basis computed on the prior business day’s NAV and paid monthly in arrears. Due to the daily accrual but monthly payment, the number of Sponsor’s fee Shares issued can vary and possibly decrease, even as the number of Shares outstanding increases slightly.

The Trust’s NAV per Share increased 5.7% during the quarter ended October 31, 2019, starting at $13.98 per Share and ending at $14.78 per Share, compared to a decrease of 0.7%, from $12.01 to $11.93 during the quarter ended October 31, 2018. The Trust’s NAV per share increased slightly less than the price per ounce of gold on a percentage basis due to the Sponsor’s fees, which were 11,769 Shares in total for the quarter ended October 31, 2019, compared with 11,545 Shares paid as Sponsor’s fees in the quarter ended October 31, 2018. The NAV per share of $15.14 on September 4, 2019 was the highest during the quarter, compared with a low of $13.78 on August 1, 2019.

The change in net assets from operations for the quarter ended October 31, 2019 was $9,201,714, resulting from the Sponsor’s fees of $(173,817), no net realized loss or gain from gold bullion distributed for redemptions, offset by a net change in unrealized appreciation on investment in gold bullion of $9,375,531. In comparison, the change in net assets from operations for the quarter ended October 31, 2018 was $(859,759), resulting from the Sponsor’s fees of $(136,358), a net realized loss from gold bullion distributed for redemptions of $(148,638) and a net change in unrealized depreciation on investment in gold bullion of $(574,763)

Other than the Sponsor’s fee, the Trust had no expenses during the quarter ended October 31, 2019 or the quarter ended October 31, 2018.

The Nine Months Ended October 31, 2019 Compared to the Nine Months Ended October 31, 2018

The Trust’s NAV increased from $154,177,917 at January 31, 2019 to $174,523,023 at October 31, 2019, a 13.2% increase, compared to an 5.9% decrease from $142,168,245 at January 31, 2018 to $133,807,253 at October 31, 2018. The increase in the Trust’s NAV in the nine months ended October 31, 2019 resulted from an increase in the value of investments in gold bullion as compared to the prior period. The number of outstanding Shares decreased from 11,873,295 Shares at January 31, 2019 to 11,805,476 Shares at October 31, 2019 due to the redemption of Shares by Authorized Participants, offset by the creation of new Shares by Authorized Participants and the creation of 34,730 Shares for Sponsor’s fees, as compared to 34,062 Shares for such purpose in the nine months ended October 31, 2018. The number of outstanding Shares at October 31, 2018 was 11,211,949. The Sponsor’s fees are payable at an annualized rate of 0.40% of the Trust’s NAV, accrued on a daily basis computed on the prior business day’s NAV and paid monthly in arrears. Due to the daily accrual but monthly payment, the number of Sponsor’s fee Shares issued can vary and possibly decrease, even as the number of Shares outstanding increases slightly.

The Trust’s NAV per Share increased 13.8% during the nine months ended October 31, 2019, starting at $12.99 per Share and ending at $14.78 per Share, compared to an decreased 10.0%, from $13.25 to $11.93 during the nine months ended October 31, 2018. The Trust’s NAV per share increased slightly less than the price per ounce of gold on a percentage basis due to the Sponsor’s fees, which were 34,730 Shares in total for the nine months ended October 31, 2019, compared with 34,062 Shares paid as Sponsor’s fees in the nine months ended October 31, 2018. The NAV per share of $15.14 on September 4, 2019 was the highest during the nine months ended October 31, 2019, compared with a low of $12.45 on April 23, 2019.

The change in net assets from operations for the nine months ended October 31, 2019 was $20,439,182, resulting from the Sponsor’s fees of $(474,492), a net realized gain from gold bullion distributed for redemptions of $96,601 and a net change in unrealized appreciation on investment in gold bullion of $20,817,073. In comparison, the change in net assets from operations for the nine months ended October 31, 2018 was $(15,017,259), resulting from the Sponsor’s fees of $(421,618), a net realized loss from gold bullion distributed for redemptions of $(148,638) and a net change in unrealized depreciation on investment in gold bullion of $(14,447,003).

Other than the Sponsor’s fee, the Trust had no expenses during the nine months ended October 31, 2019 or the nine months ended October 31, 2018.

For the calendar quarter ended September 30, 2019, the Marketing Agent earned a fee of $5,949 which was paid by the Sponsor in November, 2019; since the initiation of the Marketing Agent’s efforts on behalf of the Trust on October 22, 2015, a total of $58,865 in Fees has been paid, representing 0.27% of the Maximum Fee potentially payable to the Marketing Agent pursuant to the Marketing Agent Agreement.

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

The Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s gold as necessary to pay the Trust’s expenses not otherwise assumed by the Sponsor. The Trustee will not sell gold to pay the Sponsor’s fee but will pay the Sponsor’s fee in Shares in lieu of cash. At October 31, 2019 and October 31, 2018, the Trust did not have any cash balances.

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

Under the supervision and with the participation of the principal executive officer and principal financial officer of the Sponsor, the Sponsor conducted an evaluation of the Trust’s disclosure controls and procedures, as defined under Exchange Act Rules 13a-15(e) and 15d-15(e). Based on this evaluation, the principal executive officer and principal financial officer of the Sponsor concluded that, as of October 31, 2019, the Trust’s disclosure controls and procedures were effective.

There have been no changes in the Trust’s or Sponsor’s internal control over financial reporting that occurred during the Trust’s fiscal quarter ended October 31, 2019 that have materially affected, or are reasonably likely to materially affect, the Trust’s or Sponsor’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	None.

(b)	Not applicable.

(c)

Shares Redeemed Per Month in the Quarter ended October 31, 2019	Total Shares Redeemed	Average Ounces of Gold Per Share
Period
08/01/19 to 08/31/19	—	—
09/01/19 to 09/30/19	—	—
10/01/19 to 10/31/19	—	—
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

MERK INVESTMENTS LLC
Sponsor of the VanEck Merk Gold Trust

Date: December 9, 2019	/s/ Axel Merk
Axel Merk
President and Chief Executive Officer
(Principal Executive Officer and Principal Financial Officer)

*	The Registrant is a trust and the person is signing in his capacities as officers of Merk Investments LLC, the Sponsor of the Registrant.