Form 10-K
period 2020-01-31
VanEck Merk Gold Trust
filed 2020-04-10
CIK 1546652

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2020

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

As of July 31, 2019, the aggregate market value of the VanEck Merk Gold Shares held by non-affiliates of the registrant was approximately $158,957,967.81

As of April 7, 2020, there were 14,466,359 VanEck Merk Gold Shares outstanding.

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

i

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

The redeemable value of the Shares increased from $12.99 at January 31, 2019 to $15.48 at January 31, 2020 per share, the Trust’s fiscal year end. Outstanding Shares in the Trust increased from 11,873,295 Shares at January 31, 2019 to 12,817,945 Shares outstanding at January 31, 2020.

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

Gold jewelry demand on average has been around 73.05 million Ounces per year from the period of 2010 to 2019. Total annual jewelry demand amounted to 67.74 million Ounces in 2019. The largest decline was in 2016, down 14.54% or 11.5 million Ounces. Gold jewelry demand, as a proportion of total gold demand was 60% in 2013 before falling to 51.25%, the average during the period, in 2019. In 2019, gold jewelry demand, as a proportion of total demand, fell by 5.95% from 2018.

Industrial and medical demand

In addition to its application in jewelry, gold has been widely used in manufacturing and medical treatment. In 2019, 7.81% of gold demand came from industrial fabrication. From the period of 2010 to 2019, over 70% of industrial demand has been derived from electronic component manufacturing, in large part due to gold’s high electronic conductivity and natural resistance to corrosion. Gold is also used for industrial decoration, such as gold plating and coating.

Industrial use of gold is more common in the developed world, whereas most of the gold fabrication in developing nations is typically for jewelry. Demand for gold used in electronics manufacturing fell sharply in 2009, down 11.7% from 2008, likely caused by weak economic conditions, but it rebounded 17.3% in 2010. From 2010 thereafter, demand for gold used in electronics fell every year between 2010 and 2016, before rising to 8.2 million Ounces in 2017, 8.5 million Ounces in 2018 and fell to 8.4 million ounces in 2019.

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

Central banks and supranational organizations (e.g., the International Monetary Fund (the “IMF”) and Bank of International Settlements (the “BIS”) hold gold as part of their reserve assets. Central banks affect the gold market through buying, selling and lending, as well as swaps and other derivative activities.

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

Over the past decade, there has been a steady rise in the number of investors worldwide holding gold. A large part of this trend has been the advent and proliferation of gold-tracking exchange-traded funds, which allow investors greater access to investments in gold. In 2019, ETF investment demand was 9.21% of the total annual gold demand, as compared to 1.7% in 2018.

Sources of gold supply

Sources of gold supply include mine production, secondary supply from recycled gold and official sector sales.

Mine production

The largest portion of gold supply comes from mine production, including gold produced both from primary deposits and from secondary deposits where the gold is mined as a by-product. All the recorded gold ever mined in human history amounts to approximately 6.35 billion Ounces, or 197,576 metric tons. To put this in perspective, all the gold ever mined would only fill two Olympic-sized swimming pools.

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

Over recent years, gold has been increasingly mined in developing countries; China is currently the world’s largest gold producing country. Other notable gold producing countries include Australia, Russia and South Africa. In 2019, global mine production amounted to 111.4 million Ounces, which was 1.5 million Ounces lower than the year prior.

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

Recycled gold supply is highly affected by gold prices and economic conditions. Supplies reached elevated levels during the 1997–1998 Asian financial crisis and hit a record of 41.2 million Ounces in 2009, spurred by the global financial crisis and rising gold prices. Since then, the total amount of scrap gold has risen to 41.9 million Ounces in 2019.

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

Official sector sales

Approximately 17.2%2 of total above-ground gold stock is held by the official sector, a proportion that had declined over recent years before the global financial crisis. During 1989–2007, official sector sales outstripped annual purchases, meaning the official sector became a net seller of gold to the private sector.

[2]	Source: World Gold Council

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

Since the onset of the financial crisis, the official sector reversed its role as a net seller over the previous nineteen years. From 2008 to 2013, the official sector was a net purchaser of 60.0 million Ounces of gold. Central banks of major developing economies, including the People’s Bank of China, the Reserve Bank of India and the Russian central bank, have substantially increased gold reserves. In September 2009, the IMF Executive Board approved the sale of 13.0 million Ounces, approximately one-eighth of the Fund’s total holdings of gold, to help boost its lending resources. The IMF completed the gold sales program in December 2010. In 2019, the net buying from the Central Bank of Russia was 5.1 million Ounces, which pushed their gold reserves to 73 million Ounces. Also, Turkey and Kazakhstan increased their gold reserves by 5.1 million Ounces and 1.1 million Ounces, respectively, in 2019. The combined share of Russia, Turkey and Kazakhstan increased from 58% in 2018 to 67% in 2019 and it makes up for a large portion of the global demand in 2019.

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

The COMEX is the largest gold futures and options exchange. In 2019, total gold futures and options contract volume amounted to 10.3 million and 1.8 million contracts, respectively3. In 2007, the Chicago Mercantile Exchange merged with the CBOT to form the Chicago Mercantile Exchange Group (the “CME Group”), and in 2008 the CME Group acquired the COMEX.

[3]	Source: CME Group

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

Historical movements in the gold price

The following chart illustrates the historical movements in the price of gold for the period January 1970 to January 2020, measured in U.S. dollar per Ounce.

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

In 2019, Gold started off at the year at $1,282.49 per Ounce. The metal reached a high of $1,552.55 per Ounce on September 4, 2019. The low for 2019 was $1,270.69 on May 2, 2019 and ended the year at $1,517.27 per Ounce.

Volatility

Annualized Standard Deviation

	S&P 500	Spot Gold	Spot Silver
1991–1995	10.1%	9.8%	23.2%
1996–2000	16.0%	13.0%	22.4%
2001–2005	14.9%	13.5%	24.1%
2006–2010	17.8%	19.5%	34.5%
2011–2015	11.7%	18.4%	35.5%
2016–2019	9.4%	13.2%	21.3%

Source: Bloomberg, Merk Investments LLC

Gold price volatility was 9.8% during 1991–1995 and rose to 13.0% for the period of 1996–2000, 13.5% for 2001–2005 and 19.5% for 2006–2010. Gold price volatility declined to 18.4% during the 2011–2015 period. In 2016-2019, gold price volatility came down further to 13.2%. The price of gold has historically been less volatile than other commodities such as silver. This lower volatility may reflect gold’s role as a financial asset and the much broader liquid financial market that gold has compared to other commodities. Also, the monthly return on gold price was less volatile than the S&P 500 index during 1991–2005, but it has been slightly higher than that of the S&P 500 from January 2006 to December 2019.

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

The Sponsor’s Fee for the year ended January 31, 2020 was $660,166.

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

The Sponsor

The Sponsor, Merk Investments LLC, is a Delaware limited liability company. The Sponsor’s office is located at 44 Montgomery Street, #3730, San Francisco, California, 94104. The Sponsor has provided investment advisory services to mutual funds since 2005. As of December 31, 2019, the Sponsor had approximately $190.8 million of assets under management. The Sponsor’s role is discussed below, and it has undertaken the responsibilities set forth below.

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

The Sponsor exercised its right to visit the Custodian’s premises and inspect the Trust’s gold and related records most recently on January 16, 2020

During the fiscal year that ended January 31, 2020, Inspectorate International Limited, a leading commodity inspection and testing company, conducted physical gold audits of the Trust as of January 31, 2019 and August 2, 2019.

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

Maximum 28% Long-Term Capital Gains Tax Rate for U.S. Investors Who Are Individuals

Gains recognized by an individual, estate or trust (each referred to below as an “individual” unless the context requires otherwise) from the sale of “collectibles,” which term includes gold, held for more than one year are subject to federal income tax at a maximum rate of 28% rather than the lower maximum rates applicable to most other long-term capital gains individuals recognize (a maximum of 15% for a single individual with taxable income not exceeding $441,450 ($496,600 for married individuals filing jointly) and 20% for individuals with taxable income exceeding those respective amounts, which apply for 2020 and will be adjusted for inflation annually thereafter). For these purposes, gain an individual recognizes on the sale of an interest in a “grantor trust” that holds collectibles (such as the Trust) is treated as gain recognized on the sale of the collectibles, to the extent the gain is attributable to unrealized appreciation in value of the collectibles. Therefore, any gain recognized by an individual U.S. Investor attributable to a sale or exchange of Shares held for more than one year, or attributable to the Trust’s sale of any gold that the investor is treated (through his, her or its ownership of Shares) as having held for more than one year, generally will be subject to federal income tax at a maximum rate of 28%. The tax rates for capital gains recognized on the sale of assets held by an individual U.S. Investor for one year or less, or by a taxpayer other than an individual, are generally the same as those at which ordinary income is taxed.

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

Investment by Certain Retirement Plans

Section 408(m) of the Code provides that the purchase of a “collectible” as an investment for an IRA, or for a participant-directed account maintained under any plan that is tax-qualified under Code section 401(a) (“Tax-Qualified Account”), is treated as a taxable distribution from the account to the owner of the IRA, or to the participant for whom the Tax-Qualified Account is maintained, of an amount equal to the cost to the account of acquiring the collectible. The Trust, through the Sponsor, has received a private letter ruling from the IRS that (1) the acquisition of Shares by an IRA or a Tax-Qualified Account will not constitute the acquisition of a collectible and (2) an IRA or such an account owning Shares will not be treated as having made a distribution to the IRA owner or plan participant under Code section 408(m) solely by virtue of owning those Shares. If a redemption of Shares results in the delivery of gold to an IRA or Tax-Qualified Account, however, that exchange would constitute the acquisition of a collectible to the extent provided under that section. See also “ERISA and Related Considerations.”

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

The Trust does not actively manage the gold it holds. This means that the Trust does not sell gold at times when its price is high or acquire gold at low prices in the expectation of future price increases. It also means that the Trust does not make use of any of the hedging techniques available to professional gold investors to attempt to reduce the risks of losses resulting from price decreases. Any losses sustained by the Trust will adversely affect the value of your Shares.

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

The Custodian or a precious metals dealer will arrange for the delivery of physical gold to Delivery Applicants in exchange for their Shares. After a Delivery Applicant irrevocably submits Shares to exchange for physical gold, either the Trustee will instruct the Custodian to deliver physical gold to the Delivery Applicant or, if the Delivery Applicant requests physical gold other than London Bars, the Sponsor will enter into an over-the-counter transaction on the business day following the Share Submission Day with a precious metals dealer to exchange physical gold the Trust holds for physical gold specified by the Delivery Applicant. Because delivery time depends on many factors, including the types of physical gold requested and the delivery method chosen, considerable time may elapse by the time Delivery Applicants receive their physical gold. Further, because shipments of physical gold may be broken down into multiple smaller shipments, it may take additional time for the Delivery Applicant to receive all of the requested physical gold. A delay in the delivery of physical gold to Delivery Applicants could result in losses if the price of gold declines.

Suspension or Rejection of the Surrender of Shares

If the Trust suspends or rejects a surrender of Shares for gold, a Shareholder may have no alternative but to sell Shares on the open market and thus incur brokerage costs and be subject to potential tax consequences.

If the Trust suspends the surrender of Shares or rejects the delivery of Shares under a Delivery Application, a Shareholder who wishes to redeem Shares may have no alternative but to sell Shares on the open market. Such a sale of Shares will involve brokerage costs and may result in tax consequences to the Shareholder.

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

The Trust holds London Bars. To facilitate a Delivery Applicant’s ability to exchange Shares for physical gold, the Sponsor will engage in an over-the-counter transaction with a precious metals dealer to exchange the Trust’s London Bars for physical gold of different specifications. There is no guarantee that at the time that the Sponsor seeks to exchange the Trust’s London Bars for physical gold of different specifications such physical gold will be available. As a result, it may be necessary for a Delivery Applicant to wait for such physical gold to be available. If the precious metals dealer advises the Sponsor that the desired physical gold is not available, the Sponsor will advise the Delivery Applicant. At that time, the Sponsor may offer the Delivery Applicant physical gold that is different from the physical gold specified in the Delivery Application that comprises the same Fine Ounce content. If the Delivery Applicant accepts different physical gold than that specified in the Delivery Application, a new Delivery Application would need to be completed and it may result in higher or lower processing fees. However, it is unlikely that the cash proceeds (i.e., the difference between the value of a Delivery Applicant’s Shares and the value of physical gold to be delivered to the Delivery Applicant) will change because the total Fine Ounce component of the physical gold will not change unless otherwise agreed to by the Delivery Applicant. During times of high demand for coins in the market, Processing Fees may be updated frequently and may be updated after the time a Delivery Applicant submits an application before it is pre-approved; in this case, the Delivery Applicant may have to pay a higher Processing Fee to have the Delivery Application pre-approved.

Physical Gold Delivered upon Taking Delivery in Exchange for Shares May Need to be Re-Assayed

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

The United Kingdom (“UK”) stopped being a member of the European Union (“EU”) (“Brexit”) on January 31, 2020 (“Exit Day”). Following Exit Day, the EU entered an 11-month transitional period to December 31, 2020 (the “Transitional Period”) during which existing EU-derived laws and regulations and trading relationships continue to apply in the UK while the parties decide what their future relationship will look like. The unavoidable uncertainties and events related to Brexit could negatively affect taxes and costs of business; cause volatility in currency exchange rates, interest rates, and European, UK or worldwide political, regulatory, economic or market conditions; and contribute to instability in political institutions, regulatory agencies, and financial markets. Brexit could also lead to legal uncertainty and politically divergent national laws and regulations as a new relationship between the UK and EU is defined and the UK determines which EU laws to replace or replicate. Any of these effects of Brexit, and others that cannot be anticipated, could adversely affect the price of the Shares.

Uncertainty regarding the effects of COVID-19

The price of the Shares could be adversely affected by the effects of COVID-19

In December 2019, a novel strain of coronavirus, COVID-19, was reported to have surfaced in Wuhan, Hubei Province, China. In January 2020, this coronavirus spread to other countries, including the United States and Europe. The World Health Organization has classified the outbreak as a pandemic as it continues to spread. Efforts to contain the spread of this coronavirus has intensified. To date, this coronavirus has not had a significant impact on our business. Although we currently expect that any disruptive impact of coronavirus on our business will be temporary, this situation continues to evolve and therefore we cannot predict the extent to which the coronavirus will directly or indirectly affect the price of the Shares. There were some signs of increased demand for physical gold in March 2020 and as a result the precious metals dealer increased coin and bar premiums; the Sponsor has updated available coins and Processing Fees on merkgold.com/fees as information has become available.

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

(b)

Not applicable.

(c)

Although the Trust does not purchase Shares directly from its investors in connection with Delivery Applications or the redemption of Baskets, the Trust redeemed Shares as follows during the year ended January 31, 2020:

Period	Total Shares Redeemed	Average Ounces of Gold Per Share
First Quarter	402,549	0.00980826
Second Quarter	—	—
Third Quarter	—	—
Fourth Quarter	—	—

Item 6. Selected Financial Data

The following selected financial data for the reporting periods should be read in conjunction with the Trust’s financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	January 31, 2020	January 31, 2019	January 31, 2018

Net assets	$198,479,743	$154,177,917	$142,168,245

	For the Year Ended January 31, 2020	For the Year Ended January 31, 2019	For the Year Ended January 31, 2018

Net investment loss	(660,166)	(563,414)	(525,570)
Net realized gain (loss) from gold bullion	96,601	(148,638)	29,173
Net change in unrealized appreciation (depreciation) on investment gold bullion	30,303,992	(2,195,363)	13,680,629
Net investment loss per Share	(0.06)	(0.05)	(0.05)
Net realized and unrealized gain (loss) from gold bullion per Share	2.55	(0.21)	1.30

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

NAV per Share vs. 1/100th Gold Fix from the Date of Inception to January 31, 2020.

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

	Ounces	Fair Value

Beginning balance as of February 1, 2019	116,515	$154,177,919
Gold bullion contributed	12,719	18,920,998
Gold bullion distributed	(3,947)	(5,019,758)
Realized gain from gold distributed from in-kind	—	96,601
Change in unrealized appreciation	—	30,303,992
Ending balance as of January 31, 2020	125,287	$198,479,752

Under the Custody Agreement, the Trustee, the Sponsor and the Sponsor’s auditors and inspectors may visit the premises of the Custodian for the purpose of examining the Trust’s gold and certain related records maintained by the Custodian.

The Sponsor exercised its right to visit the Custodian’s premises and inspect the Trust’s gold and related records most recently on January 16, 2020.

On February 3, 2020, Inspectorate International Limited, a leading commodity inspection and testing company, confirmed that as of January 31, 2020, the Custodian’s records of gold held in the vault were accurate. The vault audit prior to this date pertaining to the fiscal year ending January 31, 2020, was done as of August 2, 2019.

Shareholder Ownership

Merk Hard Currency Fund owned a market value of $3,845,856 which equates to 1.94% ownership in the Trust at January 31, 2020. The Sponsor acts as investment advisor to the Merk Hard Currency Fund.

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

Comparison of the Fiscal Years Ended January 31, 2020 and 2019

The Trust’s NAV increased from $154,177,917 on January 31, 2019 to $198,479,743 on January 31, 2020, an 28.7% increase for the fiscal year. The increase in the Trust’s NAV resulted primarily from an increase in the number of Shares issued during the period, which rose from 11,873,295 Shares issued and outstanding on January 31, 2019 to 12,817,945 Shares issued and outstanding on January 31, 2020.

NAV per Share increased 19.17% from $12.99 on January 31, 2019 to $15.48 on January 31, 2020. The Trust’s NAV per Share increased more than the price per Ounce of gold on a percentage basis due to the Sponsor’s Fee, which was $660,166 for the year, or 0.40% of the Trust’s assets on an annualized basis.

The NAV per Share of $15.48 on January 31, 2020 was the highest during the year, compared with a low of $12.45 on April 23, 2019.

Net increase in net assets resulting from operations for the year ended January 31, 2020 was $29,740,427, resulting from a net realized gain of $96,601 from gold bullion distributed for redemptions and an increase in unrealized appreciation on gold of $30,303,992 and by the Sponsor’s Fee of $660,166. Other than the Sponsor’s Fee, the Trust had no expenses during the year ended January 31, 2020.

For the calendar year ended December 31, 2018, the Marketing Agent earned a fee of $26,490. For the calendar year ended December 31, 2019, the Marketing Agent earned a fee of $36,640. The total fees earned by the Marketing Agent since the initiation of the Marketing Agent’s efforts through December 31, 2019 are $73,405, which at that time represented 0.3621% of the Maximum Fee potentially payable to the Marketing Agent pursuant to the Marketing Agent Agreement. The fee earned in a calendar quarter is paid in the subsequent calendar quarter.

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

Liquidity

The Trust is not aware of any trends, demands, conditions or events that are reasonably likely to result in material changes to its liquidity needs. In exchange for the Sponsor’s Fee, the Sponsor has agreed to assume most of the expenses incurred by the Trust. As a result, the only expense of the Trust during the period covered by this Report was the Sponsor’s Fee. The Trustee will not sell gold to pay the Sponsor’s Fee but will pay the Sponsor’s Fee through Share creation. At January 31, 2020, the Trust did not have any cash balances.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 8. Financial Statements

The audited financial statements required by Regulation S-X, with the report of the Trust’s independent registered public accounting firm, appear on pages F-1 to F-12 of this Report and are incorporated in this Item 8 by reference to such information.

VanEck Merk Gold Trust

Quarterly Statements of Operations

For the year ended January 31, 2020

	(unaudited)
	Three Months ended April 30, 2019	Three Months ended July 31, 2019	Three Months ended October 31, 2019	Three Months ended January 31, 2020	Year ended January 31, 2020

EXPENSES
Sponsor’s fees	$147,619	$153,056	$173,817	$185,674	$660,166
Total expenses	147,619	153,056	173,817	185,674	660,166

Net Investment loss	(147,619)	(153,056)	(173,817)	(185,674)	(660,166)

Net Realized and Unrealized Gain (Loss)
Net realized gain (loss) from gold bullion distributed for redemptions	96,601	—	—	—	96,601
Net change in unrealized appreciation (depreciation) on investment in gold bullion	(4,908,946)	16,350,488	9,375,531	9,486,919	30,303,992
Net realized and unrealized gain (loss) from operations	(4,812,345)	16,350,488	9,375,531	9,486,919	30,400,593

Net Increase (Decrease) in Net Assets resulting from operations	$(4,959,964)	$16,197,432	$9,201,714	$9,301,245	$29,740,427

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There have been no changes in accountants and no disagreements with accountants during the year ended January 31, 2020.

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

Under the supervision and with the participation of the principal executive officer and principal financial officer of the Sponsor, the Sponsor conducted an evaluation of the Trust’s disclosure controls and procedures, as defined under Exchange Act Rule 13a-15(e), as of January 31, 2020. Based on this evaluation, the principal executive officer and principal financial officer of the Sponsor concluded that the Trust’s disclosure controls and procedures were effective as of January 31, 2020.

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

The Principal Executive Officer of the Sponsor assessed the effectiveness of the Trust’s internal control over financial reporting as of January 31, 2020. In making this assessment, he used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). His assessment included an evaluation of the design of the Trust’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Based on his assessment and those criteria, the Principal Executive Officer of the Sponsor concluded that the Trust maintained effective internal control over financial reporting as of January 31, 2020.

BBD, LLP, the independent registered public accounting firm that audited and reported on the financial statements as of and for the year ended January 31, 2020 included in this Form 10-K, as stated in their report which is included herein, issued an attestation report on the effectiveness of the Trust’s internal control over financial reporting as of January 31, 2020.

April 10, 2020

Item 9B. Other Information

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The Trust has no directors or executive officers. The biography of the President and Chief Investment Officer of the Sponsor is set out below:

Axel Merk, President and Chief Investment Officer

Mr. Merk is the founder of the Sponsor and has served as President, Chief Investment Officer and Manager of the Sponsor since its inception in December 2000. Mr. Merk oversees and directs the Sponsor’s business and operations, including its fulfillment of its obligations to the Trust. Mr. Merk founded Merk Investments AG in 1994, and served as Chief Investment Officer from 1994 to 2001, during which time he provided investment advisory services. In October 2001, Merk Investments AG transferred its advisory functions to the Sponsor, where Mr. Merk continues to provide advisory services and, since 2005, manages a family of currency mutual funds. Mr. Merk earned a B.A. in Economics (magna cum laude) and a M. Sc. in Computer Science from Brown University in 1991 and 1992, respectively. Mr. Merk is 50 years old.

Item 11. Executive Compensation

The Trust does not have directors or executive officers. The only ordinary expense paid by the Trust is the Sponsor’s Fee.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters Security Ownership of Certain Beneficial Owners

Beneficial Ownership

	Amount and Nature of Shares Beneficially Owned
Name and Address of Beneficial Owners(1)	Number	Percentage
Merk Investments LLC; Merk Hard Currency Fund	281,887	2.02%

(1)	Beneficial ownership is as of March 20, 2020. Of the 281,887 shares being reported on, 34,087 shares (the “Sponsor Shares”) are held by Merk Investments LLC (the “Sponsor”) and the remaining 247,800 shares (the “Fund Shares”) are held by the Merk Hard Currency Fund (the “Fund”). The Sponsor holds sole voting and sole dispositive power over the Sponsor Shares. The Fund and the Sponsor, as investment advisor and manager of the Fund, share voting power over the Fund Shares. The Sponsor, as investment advisor and manager of the Fund, holds sole dispositive power over the Fund Shares. The Sponsor and the Fund disclaim beneficial ownership of the Fund Shares. The Sponsor’s address is 555 Bryant St #455, Palo Alto, California 94301, and the Fund’s address is P.O. Box 558, Portland, Maine 04112.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Not applicable.

Item 14. Principal Accounting Fees and Services.

Fees for services performed by BBD LLP, as paid by the Sponsor from the Sponsor’s Fee, for the years ending January 31, 2020 and 2019:

	2020	2019

Audit fees	$60,750	$60,750
Audit-related fees	—	—
Total	$60,750	$60,750

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

Item 16. Form 10-K Summary.

None.

VANECK MERK GOLD TRUST

FINANCIAL STATEMENTS AS OF JANUARY 31, 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Sponsor, Trustee and the Shareholders of VanEck Merk Gold Trust

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying statements of assets and liabilities of VanEck Merk Gold Trust (the “Trust”), including the schedules of investment, as of January 31, 2020 and 2019, and the related statements of operations and changes in net assets for each of the years in the three-year period ended January 31, 2020, the financial highlights for each of the years in the five-year period ended January 31, 2020 and the related notes (collectively referred to as the financial statements). We also have audited the Trust’s internal control over financial reporting as of January 31, 2020, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Trust as of January 31, 2020 and 2019, and the results of its operations, changes in its net assets and financial highlights for each of the years referred to above in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Trust maintained, in all material respects, effective internal control over financial reporting as of January 31, 2020, based on criteria established in Internal Control-Integrated Framework (2013) issued by COSO.

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

/s/ BBD, LLP
BBD, LLP

Philadelphia, Pennsylvania

April 9, 2020

We have served as the Trust’s auditor since 2014.

VanEck Merk Gold Trust

Statements of Assets and Liabilities

	January 31, 2020	January 31, 2019
Assets
Investments in gold bullion (cost $159,340,051 and $145,342,210, respectively)	$198,479,752	$154,177,919
Total Assets	198,479,752	154,177,919

Liabilities
Sponsor’s fee payable	9	2
Total Liabilities	9	2

Net Assets	$198,479,743	$154,177,917

Net Assets Consists of:
Paid-in-capital	$165,051,803	$150,490,404
Accumulated earnings	33,427,940	3,687,513
	$198,479,743	$154,177,917

Shares issued and outstanding (no par value)	12,817,945	11,873,295
Net asset value per share	$15.48	$12.99

See notes to financial statements.

VanEck Merk Gold Trust

Statements of Operations

	For the Year ended January 31, 2020	For the Year ended January 31, 2019	For the Year ended January 31, 2018
Expenses
Sponsor’s fees	$660,166	$563,414	$525,570
Total expenses	660,166	563,414	525,570

Net investment loss	(660,166)	(563,414)	(525,570)

Net Realized and Unrealized Gain (Loss)
Net realized gain (loss) from gold bullion distributed for redemptions	96,601	(148,638)	29,173
Net change in unrealized appreciation (depreciation) on investment in gold bullion	30,303,992	(2,195,363)	13,680,629
Net realized and unrealized gain (loss) from operations	30,400,593	(2,344,001)	13,709,802

Net Increase (Decrease) in Net Assets resulting from operations	$29,740,427	$(2,907,415)	$13,184,232

See notes to financial statements.

VanEck Merk Gold Trust

Statements of Changes in Net Assets

	For the Year ended January 31, 2020	For the Year ended January 31, 2019	For the Year ended January 31, 2018
Net Assets—beginning of year	$154,177,917	$142,168,245	$123,449,684
Creations	19,581,163	19,053,855	7,449,999
Redemptions	(5,019,764)	(4,136,768)	(1,915,670)
Net investment loss	(660,166)	(563,414)	(525,570)
Net realized gain (loss) from gold bullion distributed for redemptions	96,601	(148,638)	29,173
Net change in unrealized appreciation (depreciation) on investment in gold bullion	30,303,992	(2,195,363)	13,680,629
Net Assets—end of year	$198,479,743	$154,177,917	$142,168,245

See notes to financial statements.

VanEck Merk Gold Trust

Financial Highlights

Per Share Performance (for a share outstanding throughout each year)

	For the Year Ended January 31, 2020	For the Year Ended January 31, 2019	For the Year Ended January 31, 2018	For the Year Ended January 31, 2017	For the Year Ended January 31, 2016

Net asset value per share, beginning of year	$12.99	$13.25	$12.00	$11.04	12.57

Net investment loss (a)	(0.06)	(0.05)	(0.05)	(0.05)	(0.05)
Net realized and unrealized gain (loss) on investment in gold bullion	2.55	(0.21)	1.30	1.01	(1.48)
Net change in net assets from operations	2.49	(0.26)	1.25	0.96	(1.53)
Net asset value per share, end of year	$15.48	$12.99	$13.25	$12.00	11.04

Total return, at net asset value	19.17%	(1.96)%	10.42%	8.70%	(12.17)%

Ratio to average net assets
Net investment loss	(0.40)%	(0.40)%	(0.40)%	(0.40)%	(0.40)%
Net expenses	0.40%	0.40%	0.40%	0.40%	0.40%

(a)	Calculated using average shares outstanding.

See notes to financial statements.

VanEck Merk Gold Trust

Schedules of Investment

January 31, 2020

	Fine Ounces	Cost	Value	% of Net Assets
Gold Bullion	125,287	$159,340,051	$198,479,752	100.00%
Total Investments		$159,340,051	$198,479,752	100.00%
Liabilities in excess of other assets			(9)	(0.00	)%(a)
Net Assets			$198,479,743	100.00%

January 31, 2019

	Fine Ounces	Cost	Value	% of Net Assets
Gold Bullion	116,515	$145,342,210	$154,177,919	100.00%
Total Investments		$145,342,210	$154,177,919	100.00%
Liabilities in excess of other assets			(2)	(0.00	)%(a)
Net Assets			$154,177,917	100.00%

(a)	Amount is less than 0.005%.

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

The following table summarizes the inputs used as of January 31, 2020 in determining the Trust’s investments at fair value for purposes of ASC 820:

	Level 1	Level 2	Level 3
Investment in Gold	$198,479,752	$—	$—
Total	$198,479,752	$—	$—

The following table summarizes the inputs used as of January 31, 2019 in determining the Trust’s investments at fair value for purposes of ASC 820:

	Level 1	Level 2	Level 3
Investment in Gold	$154,177,919	$—	$—
Total	$154,177,919	$—	$—

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

Changes in the shares for the year ending January 31, 2020 are as follows:

	Shares	Amount

Shares, beginning of year at February 1, 2019	11,873,295	$150,490,404
Shares issued	1,347,199	19,581,163
Shares redeemed	(402,549)	(5,019,764)
Shares, end of year at January 31, 2020	12,817,945	$165,051,803

Changes in the shares for the year ending January 31, 2019 are as follows:

	Shares	Amount

Shares, beginning of year at February 1, 2018	10,727,887	$135,573,317
Shares issued	1,495,408	19,053,855
Shares redeemed	(350,000)	(4,136,768)
Shares, end of year at January 31, 2019	11,873,295	$150,490,404

Changes in the shares for the year ending January 31, 2018 are as follows:

	Shares	Amount

Shares, beginning of year at February 1, 2017	10,290,267	$130,038,988
Shares issued	591,676	7,449,999
Shares redeemed	(154,056)	(1,915,670)
Shares, end of year at January 31, 2018	10,727,887	$135,573,317

2.4. Income Taxes

The Trust is treated as a “grantor trust” for U.S. federal tax purposes. As a result, the Trust itself is not subject to U.S. federal income tax. Instead, the Trust’s income and expenses “flow through” to the shareholders and the Trustee reports the Trust’s income, gains, losses and deductions to the Internal Revenue Service on that basis.

The Sponsor has evaluated whether or not there are uncertain tax positions that require financial statement recognition and has determined that no reserves for uncertain tax positions are required as of January 31, 2020.

2.5. Revenue Recognition Policy

A gain or loss is recognized based on the difference between the selling price and the average cost method of the gold sold on a trade date basis.

3. INVESTMENT IN GOLD

The following represents the changes in Ounces of gold and the respective fair value at January 31, 2020:

	Ounces	Fair Value

Beginning balance as of February 1, 2019	116,515	$154,177,919
Gold bullion contributed	12,719	18,920,998
Gold bullion distributed	(3,947)	(5,019,758)
Realized gain (loss) from gold distributed from in-kind	—	96,601
Change in unrealized appreciation	—	30,303,992

Ending balance as of January 31, 2020	125,287	$198,479,752

The following represents the changes in ounces of gold and the respective fair value at January 31, 2019:

	Ounces	Fair Value

Beginning balance as of February 1, 2018	105,697	$142,168,257
Gold bullion contributed	14,257	18,490,428
Gold bullion distributed	(3,439)	(4,136,765)
Realized gain (loss) from gold distributed from in-kind	—	(148,638)
Change in unrealized appreciation	—	(2,195,363)

Ending balance as of January 31, 2019	116,515	$154,177,919

The following represents the changes in ounces of gold and the respective fair value at January 31, 2018:

	Ounces	Fair Value

Beginning balance as of February 1, 2017	101,789	$123,449,687
Gold bullion contributed	5,431	6,924,438
Gold bullion distributed	(1,523)	(1,915,670)
Realized gain (loss) from gold distributed from in-kind	—	29,173
Change in unrealized appreciation	—	13,680,629

Ending balance as of January 31, 2018	105,697	$142,168,257

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

5. SHAREHOLDER OWNERSHIP

Merk Hard Currency Fund owned a market value of $3,845,856 (247,800 shares) which equates to 1.94% ownership in the Trust as of January 31, 2020.

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

MERK INVESTMENTS LLC
Sponsor of the VanEck Merk Gold Trust

Date: April 10, 2020	/s/ Axel Merk
Axel Merk
President and Chief Investment Officer
(Principal Executive Officer and Principal Financial Officer)

*	The Registrant is a trust and the person is signing in his capacity as an officer of Merk Investments LLC, the Sponsor of the Registrant.

S-1