Form 10-Q
period 2020-04-30
VanEck Merk Gold Trust
filed 2020-06-05
CIK 1546652

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2020

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

As of June 3, 2020, the issuer had 16,720,849 shares outstanding.

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

ii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

VanEck Merk Gold Trust

Statements of Assets and Liabilities

	April 30, 2020	January 31, 2020
	(unaudited)
Assets
Investments in gold bullion (cost $198,290,461 and $159,340,051, respectively)	$253,914,695	$198,479,752
Total assets	253,914,695	198,479,752

Liabilities
Sponsor’s fee payable	2	9
Total liabilities	2	9

Net assets	$253,914,693	$198,479,743

Net assets consists of:
Paid-in-capital	$204,186,858	$165,051,803
Accumulated earnings	49,727,835	33,427,940
	$253,914,693	$198,479,743

Shares issued and outstanding (no par value)	15,271,116	12,817,945
Net asset value per share	$16.63	$15.48

See notes to unaudited financial statements.

VanEck Merk Gold Trust

Statements of Operations

	For the Three Months Ended April 30, 2020	For the Three Months Ended April 30, 2019
	(unaudited)	(unaudited)
Expenses
Sponsor’s fees	$215,094	$147,619
Total expenses	215,094	147,619
Net investment loss	(215,094)	(147,619)

Net realized and unrealized gain (loss)
Net realized gain from gold bullion distributed for redemptions	30,456	96,601
Net change in unrealized appreciation (depreciation) on investment in gold bullion	16,484,533	(4,908,946)
Net realized and unrealized gain (loss) from operations	16,514,989	(4,812,345)

Net increase (decrease) in net assets resulting from operations	$16,299,895	$(4,959,964)

See notes to unaudited financial statements.

VanEck Merk Gold Trust

Statements of Changes in Net Assets

	For the Three Months Ended April 30, 2020	For the Three Months Ended April 30, 2019
	(unaudited)	(unaudited)
Net assets, beginning of period	$198,479,743	$154,177,917
Creations	39,296,005	147,623
Redemptions	(160,950)	(5,019,765)
Net investment loss	(215,094)	(147,619)
Net realized gain from gold bullion distributed for redemptions	30,456	96,601
Net change in unrealized appreciation (depreciation) on investment in gold bullion	16,484,533	(4,908,946)
Net assets, end of period	$253,914,693	$144,345,811

See notes to unaudited financial statements.

VanEck Merk Gold Trust

Financial Highlights

Per Share Performance (for a share outstanding throughout each period)

	For the Three Months Ended April 30, 2020	For the Three Months Ended April 30, 2019
	(unaudited)	(unaudited)

Net asset value per share, beginning of period	$15.48	$12.99
Net investment loss(a)	(0.02)	(0.01)
Net realized and unrealized gain (loss) on investment in gold bullion	1.17	(0.41)
Net change in net assets from operations	1.15	(0.42)
Net asset value per share, end of period	$16.63	$12.57

Total return, at net asset value(b)	7.43%	(3.23)%

Ratio to average net assets(c)
Net investment loss	(0.40)%	(0.40)%
Net expenses	0.40%	0.40%

(a)	Calculated using average shares outstanding
(b)	Not annualized
(c)	Annualized

See notes to unaudited financial statements.

VanEck Merk Gold Trust

Schedules of Investment

April 30, 2020 (unaudited)

	Fine Ounces	Cost	Value	% of Net Assets
Gold bullion	149,120	$198,290,461	$253,914,695	100.00%
Total investments		$198,290,461	$253,914,695	100.00%
Liabilities in excess of other assets			(2)	0.00	%(a)
Net assets			$253,914,693	100.00%

January 31, 2020

	Fine Ounces	Cost	Value	% of Net Assets
Gold bullion	125,287	$159,340,051	$198,479,752	100.00%
Total investments		$159,340,051	$198,479,752	100.00%
Liabilities in excess of other assets			(9)	0.00	%(a)
Net assets			$198,479,743	100.00%

(a)	Amount is less than 0.005%

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

VanEck Merk Gold Trust

Notes to Unaudited Financial Statements

(continued)

The following table summarizes the inputs used as of April 30, 2020 in determining the Trust’s investments at fair value for purposes of ASC 820:

	Level 1	Level 2	Level 3
Investment in gold	$253,914,695	$—	$—
Total	$253,914,695	$—	$—

The following table summarizes the inputs used as of January 31, 2020 in determining the Trust’s investments at fair value for purposes of ASC 820:

	Level 1	Level 2	Level 3
Investment in gold	$198,479,752	$—	$—
Total	$198,479,752	$—	$—

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

Changes in the shares for the three-month period ended April 30, 2020 are as follows:

	Shares	Amount
Shares, beginning of period at February 1, 2020	12,817,945	$165,051,803
Shares issued	2,463,412	39,296,005
Shares redeemed	(10,241)	(160,950)
Shares, end of period at April 30, 2020	15,271,116	$204,186,858

VanEck Merk Gold Trust

Notes to Unaudited Financial Statements

(continued)

Changes in the shares for the year ended January 31, 2020 are as follows:

	Shares	Amount
Shares, beginning of period at February 1, 2019	11,873,295	$150,490,404
Shares issued	1,347,199	19,581,163
Shares redeemed	(402,549)	(5,019,764)
Shares, end of period at January 31, 2020	12,817,945	$165,051,803

2.4. Income Taxes

The Trust is treated as a “grantor trust” for U.S. federal tax purposes. As a result, the Trust itself is not subject to U.S. federal income tax. Instead, the Trust’s income and expenses “flow through” to the shareholders and the Trustee reports the Trust’s income, gains, losses and deductions to the Internal Revenue Service on that basis.

The Sponsor has evaluated whether or not there are uncertain tax positions that require financial statement recognition and has determined that no reserves for uncertain tax positions are required as of April 30, 2020.

2.5. Revenue Recognition Policy

A gain or loss is recognized based on the difference between the selling price and the average cost method of the gold sold on a trade date basis.

3. INVESTMENT IN GOLD

The following represents the changes in Ounces of gold and the respective fair value at April 30, 2020:

	Ounces	Fair Value
Beginning balance as of February 1, 2020	125,287	$198,479,752
Gold bullion contributed	23,933	39,080,904
Gold bullion distributed	(100)	(160,950)
Realized gain (loss) from gold distributed from in-kind	—	30,456
Change in unrealized appreciation (depreciation)	—	16,484,533
Ending balance as of April 30, 2020	149,120	$253,914,695

The following represents the changes in Ounces of gold and the respective fair value at January 31, 2020:

	Ounces	Fair Value
Beginning balance as of February 1, 2019	116,515	$154,177,919
Gold bullion contributed	12,719	18,920,998
Gold bullion distributed	(3,947)	(5,019,758)
Realized gain (loss) from gold distributed from in-kind	—	96,601
Change in unrealized appreciation (depreciation)	—	30,303,992
Ending balance as of January 31, 2020	125,287	$198,479,752

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

5. SHAREHOLDER OWNERSHIP

Merk Hard Currency Fund owned a market value of $3,096,822 (187,800 shares) which equates to 1.23% ownership in the Trust as of April 30, 2020.

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

7. UNCERTAINTY REGARDING THE EFFECT OF COVID-19

The price of the Shares could be adversely affected by the effects of COVID-19

In December 2019, a novel strain of coronavirus, COVID-19, was reported to have surfaced in Wuhan, Hubei Province, China. In January 2020, this coronavirus spread to other countries, including the United States and Europe. The World Health Organization has classified the outbreak as a pandemic as it continues to spread. Efforts to contain the spread of this coronavirus have intensified. To date, this coronavirus has not had a significant impact on the Trust. Although we currently expect that any disruptive impact of coronavirus on the Trust will be temporary, this situation continues to evolve and therefore we cannot predict the extent to which the coronavirus will directly or indirectly affect the price of the Shares. There were some signs of increased demand for physical gold in March 2020 and as a result the precious metals dealer increased coin and bar premiums; the Sponsor has updated available coins and Processing Fees on merkgold.com/fees as information has become available.

8. INDEMNIFICATION

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

9. SUBSEQUENT EVENTS

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

The Three Months Ended April 30, 2020 Compared to the Three Months Ended April 30, 2019

The Trust’s NAV increased from $198,479,743 at January 31, 2020 to $253,914,693 at April 30, 2020, an 27.93% increase, compared to a 6.38% decrease from $154,177,917 at January 31, 2019 to $144,345,811 at April 30, 2019. The increase in the Trust’s NAV in the quarter ended April 30, 2020 resulted from an increase in the value of investments in gold bullion as compared to the prior period. The number of outstanding Shares increased from 12,817,945 Shares at January 31, 2020 to 15,271,116 Shares at April 30, 2020 due to the creation of Shares by Authorized Participants and the creation of 13,412 Shares in the quarter for Sponsor’s fees, as compared to 11,593 Shares for such purpose in the quarter ended April 30, 2019. The number of outstanding Shares at April 30, 2019 was 11,482,339. The Sponsor’s fees are payable at an annualized rate of 0.40% of the Trust’s NAV, accrued on a daily basis computed on the prior business day’s NAV and paid monthly in arrears. Due to the daily accrual but monthly payment, the number of Sponsor’s fee Shares issued can vary and possibly decrease, even as the number of Shares outstanding increases slightly.

The Trust’s NAV per Share increased 7.43% during the quarter ended April 30, 2020, starting at $15.48 per Share and ending at $16.63 per Share, compared to a decrease of 3.23%, from $12.99 to $12.57 during the quarter ended April 30, 2019. The Trust’s NAV per share increased slightly less than the price per ounce of gold on a percentage basis due to the Sponsor’s fees, which were 13,412 Shares in total for the quarter ended April 30, 2020, compared with 11,593 Shares paid as Sponsor’s fees in the quarter ended April 30, 2019. The NAV per share of $17.01 on April 14, 2020 was the highest during the quarter, compared with a low of $14.40 on March 19, 2020.

The change in net assets from operations for the quarter ended April 30, 2020 was $16,299,895, resulting from the Sponsor’s fees of $(215,094), a net realized gain of $30,456 from gold bullion distributed for redemptions, and a net change in unrealized appreciation on investment in gold bullion of $16,484,533. In comparison, the change in net assets from operations for the quarter ended April 30, 2019 was $(4,959,964), resulting from the Sponsor’s fees of $(147,619), a net realized gain from gold bullion distributed for redemptions of $96,601 and a net change in unrealized depreciation on investment in gold bullion of $(4,908,946)

Other than the Sponsor’s fee, the Trust had no expenses during the quarter ended April 30, 2020 or the quarter ended April 30, 2019.

For the calendar quarter ended April 30, 2020, the Marketing Agent earned a fee of $2,886 which was paid by the Sponsor on May 26, 2020; since the initiation of the Marketing Agent’s efforts on behalf of the Trust on October 22, 2015, a total of $76,292 in Fees has been paid, representing 0.3178% of the Maximum Fee potentially payable to the Marketing Agent pursuant to the Marketing Agent Agreement.

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

The Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s gold as necessary to pay the Trust’s expenses not otherwise assumed by the Sponsor. The Trustee will not sell gold to pay the Sponsor’s fee but will pay the Sponsor’s fee in Shares in lieu of cash. At April 30, 2020 and April 30, 2019, the Trust did not have any cash balances.

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

Under the supervision and with the participation of the principal executive officer and principal financial officer of the Sponsor, the Sponsor conducted an evaluation of the Trust’s disclosure controls and procedures, as defined under Exchange Act Rules 13a-15(e) and 15d-15(e). Based on this evaluation, the principal executive officer and principal financial officer of the Sponsor concluded that, as of April 30, 2020, the Trust’s disclosure controls and procedures were effective.

There have been no changes in the Trust’s or Sponsor’s internal control over financial reporting that occurred during the Trust’s fiscal quarter ended April 30, 2020 that have materially affected, or are reasonably likely to materially affect, the Trust’s or Sponsor’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	None.

(b)	Not applicable.

(c)

Shares Redeemed Per Month in the Quarter ended April 30, 2020	Total Shares Redeemed	Average Ounces of Gold Per Share
Period
02/01/20 to 02/29/20	—	—
03/01/20 to 03/31/20	10,241	0.00976950
04/01/20 to 04/30/20	—	—
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

MERK INVESTMENTS LLC
Sponsor of the VanEck Merk Gold Trust

Date: June 5, 2020	/s/ Axel Merk
Axel Merk
President and Chief Executive Officer
(Principal Executive Officer and Principal Financial Officer)

*	The Registrant is a trust and the person is signing in his capacities as officers of Merk Investments LLC, the Sponsor of the Registrant.