Form 10-Q
period 2020-07-31
VanEck Merk Gold Trust
filed 2020-09-04
CIK 1546652

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2020

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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

As of September 02, 2020, the issuer had 21,384,915 shares outstanding.

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

ii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

VanEck Merk Gold Trust

Statements of Assets and Liabilities

	July 31, 2020	January 31, 2020
	(unaudited)
Assets
Investments in gold bullion (cost $273,809,621 and $159,340,051, respectively)	$369,590,557	$198,479,752
Total assets	369,590,557	198,479,752

Liabilities
Sponsor’s fee payable	1	9
Total liabilities	1	9

Net assets	$369,590,556	$198,479,743

Net assets consists of:
Paid-in-capital	$275,382,336	$165,051,803
Accumulated earnings	94,208,220	33,427,940
	$369,590,556	$198,479,743

Shares issued and outstanding (no par value)	19,280,650	12,817,945
Net asset value per share	$19.17	$15.48

See notes to unaudited financial statements.

VanEck Merk Gold Trust

Statements of Operations

	For the Three Months Ended July 31, 2020	For the Three Months Ended July 31, 2019	For the Six Months Ended July 31, 2020	For the Six Months Ended July 31, 2019
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Expenses
Sponsor’s fees	$278,138	$153,056	$493,232	$300,675
Total expenses	278,138	153,056	493,232	300,675
Net investment loss	(278,138)	(153,056)	(493,232)	(300,675)

Net realized and unrealized gain (loss)
Net realized gain from gold bullion distributed for redemptions	4,601,821	—	4,632,277	96,601
Net change in unrealized appreciation (depreciation) on investment in gold bullion	40,156,702	16,350,488	56,641,235	11,441,542
Net realized and unrealized gain from operations	44,758,523	16,350,488	61,273,512	11,538,143

Net increase in net assets resulting from operations	$44,480,385	$16,197,432	$60,780,280	$11,237,468

See notes to unaudited financial statements.

VanEck Merk Gold Trust

Statements of Changes in Net Assets

	For the Three Months Ended July 31, 2020	For the Three Months Ended July 31, 2019	For the Six Months Ended July 31, 2020	For the Six Months Ended July 31, 2019
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Net assets, beginning of period	$253,914,693	$144,345,811	$198,479,743	$154,177,917
Creations	93,828,160	153,054	133,124,165	300,677
Redemptions	(22,632,682)	—	(22,793,632)	(5,019,765)
Net investment loss	(278,138)	(153,056)	(493,232)	(300,675)
Net realized gain from gold bullion distributed for redemptions	4,601,821	—	4,632,277	96,601
Net change in unrealized appreciation (depreciation) on investment in gold bullion	40,156,702	16,350,488	56,641,235	11,441,542
Net assets, end of period	$369,590,556	$160,696,297	$369,590,556	$160,696,297

See notes to unaudited financial statements.

VanEck Merk Gold Trust

Financial Highlights

Per Share Performance (for a share outstanding throughout each period)

	For the Three Months Ended July 31, 2020	For the Three Months Ended July 31, 2019	For the Six Months Ended July 31, 2020	For the Six Months Ended July 31, 2019
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Net asset value per share, beginning of period	$16.63	$12.57	$15.48	$12.99
Net investment loss(a)	(0.02)	(0.01)	(0.03)	(0.02)
Net realized and unrealized gain on investment in gold bullion	2.56	1.42	3.72	1.01
Net change in net assets from operations	2.54	1.41	3.69	0.99
Net asset value per share, end of period	$19.17	$13.98	$19.17	$13.98

Total return, at net asset value(b)	15.27%	11.22%	23.84%	7.62%

Ratio to average net assets(c)
Net investment loss	(0.38)%	(0.40)%	(0.39)%	(0.40)%
Net expenses	0.38%	0.40%	0.39%	0.40%

(a)	Calculated using average shares outstanding
(b)	Not annualized
(c)	Annualized

See notes to unaudited financial statements.

VanEck Merk Gold Trust

Schedules of Investment

July 31, 2020 (unaudited)

	Fine Ounces	Cost	Value	% of Net Assets
Gold bullion	188,096	$273,809,621	$369,590,557	100.00%
Total investments	188,096	$273,809,621	$369,590,557	100.00%
Liabilities in excess of other assets			(1)	0.00	%(a)
Net assets			$369,590,556	100.00%

January 31, 2020

	Fine Ounces	Cost	Value	% of Net Assets
Gold bullion	125,287	$159,340,051	$198,479,752	100.00%
Total investments	125,287	$159,340,051	$198,479,752	100.00%
Liabilities in excess of other assets			(9)	0.00	%(a)
Net assets			$198,479,743	100.00%

(a)	Amount is less than 0.005%

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

VanEck Merk Gold Trust

Notes to Unaudited Financial Statements

(continued)

The following table summarizes the inputs used as of July 31, 2020 in determining the Trust’s investments at fair value for purposes of ASC 820:

	Level 1	Level 2	Level 3
Investment in gold	$369,590,557	$—	$—
Total	$369,590,557	$—	$—

The following table summarizes the inputs used as of January 31, 2020 in determining the Trust’s investments at fair value for purposes of ASC 820:

	Level 1	Level 2	Level 3
Investment in gold	$198,479,752	$—	$—
Total	$198,479,752	$—	$—

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

Changes in the shares for the three-month period ended July 31, 2020 are as follows:

	Shares	Amount
Shares, beginning of period at February 1, 2020	12,817,945	$165,051,803
Shares issued	7,829,095	133,124,165
Shares redeemed	(1,366,390)	(22,793,632)
Shares, end of period at July 31, 2020	19,280,650	$275,382,336

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

The Sponsor has evaluated whether or not there are uncertain tax positions that require financial statement recognition and has determined that no reserves for uncertain tax positions are required as of July 31, 2020.

2.5. Revenue Recognition Policy

A gain or loss is recognized based on the difference between the selling price and the average cost method of the gold sold on a trade date basis.

3. INVESTMENT IN GOLD

The following represents the changes in Ounces of gold and the respective fair value at July 31, 2020:

	Ounces	Fair Value
Beginning balance as of February 1, 2020	125,287	$198,479,752
Gold bullion contributed	76,151	132,630,906
Gold bullion distributed	(13,342)	(22,793,613)
Realized gain (loss) from gold distributed from in-kind	—	4,632,277
Change in unrealized appreciation (depreciation)	—	56,641,235
Ending balance as of July 31, 2020	188,096	$369,590,557

The following represents the changes in Ounces of gold and the respective fair value at January 31, 2020:

	Ounces	Fair Value
Beginning balance as of February 1, 2019	116,515	$154,177,919
Gold bullion contributed	12,719	18,920,998
Gold bullion distributed	(3,947)	(5,019,758)
Realized gain (loss) from gold distributed from in-kind	—	96,601
Change in unrealized appreciation (depreciation)	—	30,303,992
Ending balance as of January 31, 2020	125,287	$198,479,752

4. RELATED PARTIES—SPONSOR, TRUSTEE, CUSTODIAN AND MARKETING FEES

Fees paid are to the Sponsor as compensation for services performed under the Trust Agreement. Effective July 24, 2020, the Sponsor’s fee is payable at an annualized rate of 0.25% of the Trust’s NAV, accrued on a daily basis computed on the prior Business Day’s NAV and paid monthly in arrears. Prior to July 24, 2020, the Sponsor’s fee accrued at an annualized rate of 0.40% of the Trust’s NAV.

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

On October 22, 2015, the Sponsor, for the benefit of the Trust, entered into a Marketing Agent Agreement (as amended to date, the “Marketing Agreement”) with Van Eck Securities Corporation (“VanEck” or “Marketing Agent”). Pursuant to the Marketing Agreement, VanEck provides assistance in the marketing of the shares. The obligations created by the Marketing Agreement are obligations of the Sponsor of the Trust and any fees payable under the Marketing Agreement to VanEck are payable from the Sponsor’s fee (as calculated and defined in the Trust Agreement). The Trust will not incur additional financial or other performance obligations pursuant to the Marketing Agreement.

5. SHAREHOLDER OWNERSHIP

Merk Hard Currency Fund owned a market value of $3,138,784 (162,800 shares) which equates to 0.84% ownership in the Trust as of July 31, 2020.

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

The price of the Shares could be adversely affected by the effects of COVID-19.

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

On October 22, 2015, the Sponsor, for the benefit of the Trust, entered into a Marketing Agent Agreement (as amended to date, the “Marketing Agreement”) with Van Eck Securities Corporation (“VanEck” or “Marketing Agent”). Pursuant to the Marketing Agreement, VanEck now provides assistance in the marketing of the Shares. The obligations created by the Marketing Agreement are obligations of the Sponsor of the Trust and any fees payable under the Marketing Agreement to VanEck are payable from the Sponsor’s fee (as calculated and defined in the Trust Agreement). The Trust will not incur additional financial or other performance obligations pursuant to the Marketing Agreement.

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

Effective July 24, 2020, the Sponsor exercised its rights under the Trust Agreement to adjust the Sponsor’s fee upon written notice to the Trustee and publication of the proposed change on its website. Prior to July 24, 2020, the Sponsor’s fee accrued at an annualized rate of 0.40% of the Trust’s NAV. Effective July 24, 2020, the Sponsor’s fee is payable at an annualized rate of 0.25% of the Trust’s NAV, accrued on a daily basis computed on the prior Business Day’s NAV and paid monthly in arrears.

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

The Three Months Ended July 31, 2020 Compared to the Three Months Ended July 31, 2019

The Trust’s NAV increased from $253,914,693 at April 30, 2020 to $369,590,556 at July 31, 2020, an 45.6% increase, compared to a 11.3% increase from $144,345,811 at April 30, 2019 to $160,696,297 at July 31, 2019. The increase in the Trust’s NAV in the quarter ended July 31, 2020 resulted from an increase in the value of investments in gold bullion as compared to the prior period. The number of outstanding Shares increased from 15,271,116 Shares at April 30, 2020 to 19,280,650 Shares at July 31, 2020 due to the creation of Shares by Authorized Participants and the creation of 15,683 Shares in the quarter for Sponsor’s fees, as compared to 11,368 Shares for such purpose in the quarter ended July 31, 2019. The number of outstanding Shares at July 31, 2019 was 11,493,707. Effective July 24, 2020, the Sponsor’s fees are payable at an annualized rate of 0.25% of the Trust’s NAV, accrued on a daily basis computed on the prior Business Day’s NAV and paid monthly in arrears. Prior to July 24, 2020, the Sponsor’s fees accrued at an annualized rate of 0.40% of the Trust’s NAV. Due to the daily accrual but monthly payment, the number of Sponsor’s fee Shares issued can vary and possibly decrease, even as the number of Shares outstanding increases slightly.

The Trust’s NAV per Share increased 15.27% during the quarter ended July 31, 2020, starting at $16.63 per Share and ending at $19.17 per Share, compared to an increase of 11.22%, from $12.57 to $13.98 during the quarter ended July 31, 2019. The Trust’s NAV per share increased slightly less than the price per ounce of gold on a percentage basis due to the Sponsor’s fees, which were 15,683 Shares in total for the quarter ended July 31, 2020, compared with 11,368 Shares paid as Sponsor’s fees in the quarter ended July 31, 2019. The NAV per share of $19.17 on July 31, 2020 was the highest during the quarter, compared with a low of $16.43 on June 5, 2020.

The change in net assets from operations for the quarter ended July 31, 2020 was $44,480,385, resulting from the Sponsor’s fees of $(278,138), a net realized gain of $4,601,821 from gold bullion distributed for redemptions, and a net change in unrealized appreciation on investment in gold bullion of $40,156,702. In comparison, the change in net assets from operations for the quarter ended July 31, 2019 was $16,197,432, resulting from the Sponsor’s fees of $(153,056) and a net change in unrealized appreciation on investment in gold bullion of $16,350,488

The Six Months Ended July 31, 2020 Compared to the Six Months Ended July 31, 2019

The Trust’s NAV increased from $198,479,743 at January 31, 2020 to $369,590,556 at July 31, 2020, an 86.2% increase, compared to a 4.2% increase from $154,177,917 at January 31, 2019 to $160,696,297 at July 31, 2019. The increase in the Trust’s NAV in the six months ended July 31, 2020 resulted from an increase in the value of investments in gold bullion as compared to the prior period. The number of outstanding Shares increased from 12,817,945 Shares at January 31, 2020 to 19,280,650 Shares at July 31, 2020 due to the redemption of 1,366,390 Shares offset by the creation of 7,829,095 Shares which include 29,095 Shares created for Sponsor’s fees in the six months ended July 31, 2020, as compared to 402,549 Shares redeemed and 22,961 Shares created for Sponsor’s fees in the six months ended July 31, 2019. The number of outstanding Shares at July 31, 2019 was 11,493,707. Effective July 24, 2020, the Sponsor’s fees are payable at an annualized rate of 0.25% of the Trust’s NAV, accrued on a daily basis computed on the prior Business Day’s NAV and paid monthly in arrears. Prior to July 24, 2020, the Sponsor’s fees accrued at an annualized rate of 0.40% of the Trust’s NAV. Due to the daily accrual but monthly payment, the number of Sponsor’s fee Shares issued can vary and possibly decrease, even as the number of Shares outstanding increases slightly.

The Trust’s NAV per Share increased approximately 23.84% during the six months ended July 31, 2020, starting at $15.48 per Share and ending at $19.17 per Share, compared to an increase of 7.62%, from $12.99 to $13.98 during the six months ended July 31, 2019. The Trust’s NAV per share increased slightly less than the price per ounce of gold on a percentage basis due to the Sponsor’s fees, which were 29,095 Shares in total for the six months ended July 31, 2020, compared with 22,961 Shares paid as Sponsor’s fees in the six months ended July 31, 2019. The NAV per share of $19.17 on July 31, 2020 was the highest during the six months ended July 31, 2020, compared with a low of $14.40 on March 19, 2020.

The change in net assets from operations for the six months ended July 31, 2020 was $60,780,280, resulting from the Sponsor’s fees of $(493,232) and a net realized and unrealized gain on investment in gold bullion of $61,273,512. In comparison, the change in net assets from operations for the six months ended July 31, 2019 was $11,237,468, resulting from the Sponsor’s fees of $(300,675), a net realized gain from gold bullion distributed for redemptions of 96,601 and a net change in unrealized depreciation on investment in gold bullion of $11,441,542.

Other than the Sponsor’s fee, the Trust had no expenses during the quarter ended July 31, 2020 or the quarter ended July 31, 2019.

For the calendar quarter ended July 31 2020, the Marketing Agent earned a fee of $13,131 which was paid by the Sponsor on August 20, 2020; since the initiation of the Marketing Agent’s efforts on behalf of the Trust on October 22, 2015, a total of $89,423 in Fees has been paid, representing 0.2866% of the maximum fee potentially payable to the Marketing Agent pursuant to the Marketing Agent Agreement.  Effective July 24, 2020, the Sponsor and the Marketing Agent amended the fee structure under the Marketing Agent Agreement, however the financial obligations created thereunder remain the obligations of the Sponsor of the Trust, any fees payable thereunder remain payable from the Sponsor’s fee and the cap on the fees payable to the Marketing Agent remains unchanged.

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

The Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s gold as necessary to pay the Trust’s expenses not otherwise assumed by the Sponsor. The Trustee will not sell gold to pay the Sponsor’s fee but will pay the Sponsor’s fee in Shares in lieu of cash. At July 31, 2020 and July 31, 2019, the Trust did not have any cash balances.

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

Under the supervision and with the participation of the principal executive officer and principal financial officer of the Sponsor, the Sponsor conducted an evaluation of the Trust’s disclosure controls and procedures, as defined under Exchange Act Rules 13a-15(e) and 15d-15(e). Based on this evaluation, the principal executive officer and principal financial officer of the Sponsor concluded that, as of July 31, 2020, the Trust’s disclosure controls and procedures were effective.

There have been no changes in the Trust’s or Sponsor’s internal control over financial reporting that occurred during the Trust’s fiscal quarter ended July 31, 2020 that have materially affected, or are reasonably likely to materially affect, the Trust’s or Sponsor’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

You should carefully consider the factors discussed under the caption “Risk Factors” beginning on page 19 of our Annual Report on Form 10-K for the fiscal year ended January 31, 2020 (the “Annual Report”), filed with the Securities and Exchange Commission on April 10, 2020, which could materially affect our business, financial condition or future results. There have been no material changes in our risk factors from those disclosed in the Annual Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	None.

(b)	Not applicable.

(c)

Shares Redeemed Per Month in the Quarter ended July 31, 2020	Total Shares Redeemed	Average Ounces of Gold Per Share
Period
05/01/20 to 05/31/20	1,355,636	0.00976319
06/01/20 to 06/30/20
07/01/20 to 07/31/20	513	0.00975675
	1,356,149

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibits No.	Description
4.1(a)	Form of Depositary Trust Agreement between Merk Investments LLC, as sponsor, and The Bank of New York Mellon, as trustee (incorporated by reference to Exhibit 4.1 filed with Registration Statement No. 333-180868 on April 15, 2014)
4.1(b)	First Amendment To Depositary Trust Agreement, dated as of October 22, 2015, by and between Merk Investments LLC, as sponsor of the Trust, and The Bank of New York Mellon, as trustee of the Trust (incorporated by reference to Exhibit 4.1 filed with Current Report on Form 8-K on October 26, 2015)
4.1(c)	Second Amendment to the Depositary Trust Agreement, dated as of April 28, 2016, by and between Merk Investments LLC, as sponsor of the Trust, and the Bank of New York Mellon, as trustee of the Trust (incorporated by reference to Exhibit 4.1(c) filed with Annual Report on Form 10-K/A on April 29, 2016)
10.4.1	Amendment to Marketing Agent Agreement, dated as of July 24, 2020, by and between Merk Investments LLC and Van Eck Securities Corporation
31.1	Certification by Principal Executive Officer and Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1#	Certification by Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

#	The information in Exhibit 32 shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or the Exchange Act, or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act (including this report), unless the Company specifically incorporates the foregoing information into those documents by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned in its capacities* thereunto duly authorized.

MERK INVESTMENTS LLC
Sponsor of the VanEck Merk Gold Trust

Date: September 4, 2020	/s/ Axel Merk
Axel Merk
President and Chief Executive Officer
(Principal Executive Officer and Principal Financial Officer)

*	The Registrant is a trust and the person is signing in his capacities as officers of Merk Investments LLC, the Sponsor of the Registrant.