Form 10-K
period 2021-01-31
VanEck Merk Gold Trust
filed 2021-04-16
CIK 1546652

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2021

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

As of July 31, 2020, the aggregate market value of the VanEck Merk Gold Shares held by non-affiliates of the registrant was approximately $371,730,932

As of April 13, 2021, there were 25,997,026 VanEck Merk Gold Shares outstanding.

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

The redeemable value of the Shares increased from $15.48 at January 31, 2020 to $18.16 at January 31, 2021 per share, the Trust’s fiscal year end. Outstanding Shares in the Trust increased from 12,817,945 Shares at January 31, 2020 to 24,366,372 Shares outstanding at January 31, 2021.

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

Gold jewelry demand on average has been around 73.2 million Ounces per year from the period of 2010 to 2020. Total annual jewelry demand amounted to 45.4 million Ounces in 2020. The largest decline was in 2020, down 33.5% or 20.2 million Ounces. Gold jewelry demand, as a proportion of total gold demand was 60% in 2013 before falling to 50.0%, the average during the period, in 2020. In 2020, gold jewelry demand, as a proportion of total demand, fell by 37.6% from 2019.

Industrial and medical demand

In addition to its application in jewelry, gold has been widely used in manufacturing and medical treatment. In 2020, 6.6% of gold demand came from industrial fabrication. From the period of 2010 to 2020, over 70% of industrial demand has been derived from electronic component manufacturing, in large part due to gold’s high electronic conductivity and natural resistance to corrosion. Gold is also used for industrial decoration, such as gold plating and coating.

Industrial use of gold is more common in the developed world, whereas most of the gold fabrication in developing nations is typically for jewelry. Demand for gold used in electronics manufacturing fell sharply in 2009, down 11.7% from 2008, likely caused by weak economic conditions, but it rebounded 17.3% in 2010. From 2010 thereafter, demand for gold used in electronics fell every year between 2010 and 2016, before rising to 8.5 million Ounces in 2017, 8.6 million Ounces in 2018, fell to 8.4 million ounces in 2019 and fell to 7.9 million ounces in 2020.

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

Over the past decade, there has been a steady rise in the number of investors worldwide holding gold. A large part of this trend has been the advent and proliferation of gold-tracking exchange-traded funds, which allow investors greater access to investments in gold. In 2020, ETF investment demand was 23.3% of the total annual gold demand, as compared to 9.1% in 2019.

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

Over recent years, gold has been increasingly mined in developing countries; China is currently the world’s largest gold producing country. Other notable gold producing countries include Australia, Russia and South Africa. In 2020, global mine production amounted to 109.3 million Ounces, which was 4.2 million Ounces less than the year prior.

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

Recycled gold supply is highly affected by gold prices and economic conditions. Supplies reached elevated levels during the 1997–1998 Asian financial crisis and hit a record of 41.2 million Ounces in 2009, spurred by the global financial crisis and rising gold prices. Since then, the total amount of scrap gold has increased to 41.7 million Ounces in 2020.

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

Since the onset of the financial crisis, the official sector reversed its role as a net seller over the previous nineteen years. From 2008 to 2013, the official sector was a net purchaser of 60.0 million Ounces of gold. Central banks of major developing economies, including the People’s Bank of China, the Reserve Bank of India and the Russian central bank, have substantially increased gold reserves. In September 2009, the IMF Executive Board approved the sale of 13.0 million Ounces, approximately one-eighth of the Fund’s total holdings of gold, to help boost its lending resources. The IMF completed the gold sales program in December 2010. In 2020, the net buying from the Central Bank of Russia was 27.4 million Ounces, which pushed their gold reserves to 73.9 million Ounces. Also, Turkey and Kazakhstan increased their gold reserves by 9.8 million Ounces and 0.08 million Ounces, respectively, in 2020. The combined share of Russia, Turkey and Kazakhstan increased from 67% in 2019 to 72% in 2020 and it makes up for a large portion of the global demand in 2020.

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

The COMEX is the largest gold futures and options exchange. In 2020, total gold futures and options contract volume amounted to 78.1 million and 13.2 million contracts, respectively3. In 2007, the Chicago Mercantile Exchange merged with the CBOT to form the Chicago Mercantile Exchange Group (the “CME Group”), and in 2008 the CME Group acquired the COMEX.

In November 2013, the Intercontinental Exchange acquired NYSE Liffe, the sixth largest exchange for gold futures trading, as part of the acquisition of NYSE Euronext.

[3]	Source: CME Group

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

Historical movements in the gold price

The following chart illustrates the historical movements in the price of gold for the period January 1970 to January 2021, measured in U.S. dollar per Ounce.

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

In 2020, Gold started off at the year at $1,517.27 per Ounce. The metal reached a high of $2,063.54 per Ounce on August 6, 2020. The low for 2020 was $1,471.24 on March 19, 2020 and ended the year at $1,898.36 per Ounce.

Volatility

Annualized Standard Deviation

	S&P 500	Spot Gold	Spot Silver
1991–1995	10.1%	9.8%	23.2%
1996–2000	16.0%	13.0%	22.4%
2001–2005	14.9%	13.5%	24.1%
2006–2010	17.8%	19.5%	34.5%
2011–2015	11.7%	18.4%	35.5%
2016–2020	15.1%	13.8%	29.7%

Source: Bloomberg, Merk Investments LLC

Gold price volatility was 9.8% during 1991–1995 and rose to 13.0% for the period of 1996–2000, 13.5% for 2001–2005 and 19.5% for 2006–2010. Gold price volatility declined to 18.4% during the 2011–2015 period. In 2016-2020, gold price volatility came down further to 13.8%. The price of gold has historically been less volatile than other commodities such as silver. This lower volatility may reflect gold’s role as a financial asset and the much broader liquid financial market that gold has compared to other commodities. Also, the monthly return on gold price was less volatile than the S&P 500 index during 1991–2005, but it has been slightly higher than that of the S&P 500 from January 2006 to December 2020.

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

The Trust’s only ordinary recurring expense is the remuneration due to the Sponsor of 0.25% of the NAV of the Trust (the “Sponsor’s Fee”). In exchange for the Sponsor’s Fee, the Sponsor has agreed to assume the following administrative and marketing expenses incurred by the Trust: the Trustee’s monthly fee and out-of-pocket expenses; the Custodian’s fee; the fees and expenses of Foreside Fund Services, LLC; expenses reimbursable under the Trust’s Custody Agreement with the Custodian (the “Custody Agreement”); the precious metals dealer’s fees and expenses reimbursable under its agreement with the Sponsor; exchange listing fees; SEC registration fees; printing and mailing costs; maintenance expenses for the Trust’s website; audit fees and up to $100,000 per annum in legal expenses. The Sponsor also paid the costs of the Trust’s organization and the initial sale of the Shares, including applicable SEC registration fees.

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

The Sponsor’s Fee for the year ended January 31, 2021 was $1,013,291.

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

The Sponsor

The Sponsor, Merk Investments LLC, is a Delaware limited liability company. The Sponsor’s office is located at 44 Montgomery Street, #3730, San Francisco, California, 94104. The Sponsor has provided investment advisory services to mutual funds since 2005. As of December 31, 2020, the Sponsor had approximately $1,028.14 million of assets under management. The Sponsor’s role is discussed below, and it has undertaken the responsibilities set forth below.

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

The Sponsor exercised its right to visit the Custodian’s premises and inspect the Trust’s gold and related records most recently on January 16, 2020

During the fiscal year that ended January 31, 2021, Inspectorate International Limited, a leading commodity inspection and testing company, conducted a physical gold audit of the Trust on September 21, 2020. Due to unprecedented social lock-down policies implemented in the UK to help prevent the spread of COVID-19, Inspectorate was unable to perform a physical inspection of the Trust’s gold as of January 31, 2021. As the UK lifted restrictions, Inspectorate was able to conduct a physical gold audit of the Trust on April 12, 2021.

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

Maximum 28% Long-Term Capital Gains Tax Rate for U.S. Investors Who Are Individuals

Gains recognized by an individual, estate or trust (each referred to below as an “individual” unless the context requires otherwise) from the sale of “collectibles,” which term includes gold, held for more than one year are subject to federal income tax at a maximum rate of 28% rather than the lower maximum rates applicable to most other long-term capital gains individuals recognize (a maximum of 15% for a single individual with taxable income not exceeding $445,850 ($501,600 for married individuals filing jointly) and 20% for individuals with taxable income exceeding those respective amounts, which apply for 2020 and will be adjusted for inflation annually thereafter). For these purposes, gain an individual recognizes on the sale of an interest in a “grantor trust” that holds collectibles (such as the Trust) is treated as gain recognized on the sale of the collectibles, to the extent the gain is attributable to unrealized appreciation in value of the collectibles. Therefore, any gain recognized by an individual U.S. Investor attributable to a sale or exchange of Shares held for more than one year, or attributable to the Trust’s sale of any gold that the investor is treated (through his, her or its ownership of Shares) as having held for more than one year, generally will be subject to federal income tax at a maximum rate of 28%. The tax rates for capital gains recognized on the sale of assets held by an individual U.S. Investor for one year or less, or by a taxpayer other than an individual, are generally the same as those at which ordinary income is taxed.

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

RISKS RELATED TO GOLD

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

RISKS RELATED TO SHARES

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

To the extent the Trust issues additional Shares to pay the Sponsor’s Fee or sells gold to cover expenses or liabilities, the amount of gold represented by each Share will decrease. New deposits of gold, received in exchange for new Shares issued by the Trust, would not reverse this trend. A decrease in the amount of gold represented by each Share results in a decrease in the price of a Share even if the price of gold has not changed. To retain the Share’s original price, the price of gold would have to increase. Without that increase, the lesser amount of gold represented by the Share will have a correspondingly lower price. If these increases do not occur, or are not sufficient to counter the lesser amount of gold represented by each Share, you will sustain losses on your investment in Shares. For example, assuming the Trust has not incurred fees or expenses in excess of the amount the Sponsor has agreed to bear and the Shares trade at the same price as the Trust’s NAV, the price of the gold represented by your Shares would need to increase by the amount of the Sponsor’s Fee between the date of your purchase and one year later so that your Shares would have the same value on both dates, not including any transaction costs you may incur to purchase your Shares. The Sponsor’s Fee is currently 0.25% of the NAV of the Trust. The value of your investment also may decline if the price of the Shares is negatively affected by the Sponsor’s sale in the open market of the Shares that the Sponsor has received from the Trust as payment of the Sponsor’s Fee.

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

RISKS RELATED TO THE CUSTODY OF GOLD

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

GENERAL RISK

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

The United Kingdom (“UK”) stopped being a member of the European Union (“EU”) (“Brexit”) on January 31, 2020 (“Exit Day”). Following Exit Day, the EU entered an 11-month transitional period to December 31, 2020 (the “Transitional Period”) during which existing EU-derived laws and regulations and trading relationships continued to apply in the UK. On December 24, 2020, the EU and UK negotiators reached an agreement on what their future relationship will look like. This agreement sets out the rules on the new partnership between the EU and UK that apply from January 1, 2021. The unavoidable uncertainties and events related to Brexit could negatively affect taxes and costs of business; cause volatility in currency exchange rates, interest rates, and European, UK or worldwide political, regulatory, economic or market conditions; and contribute to instability in political institutions, regulatory agencies, and financial markets. Any of these effects of Brexit, and others that cannot be anticipated, could adversely affect the price of the Shares.

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

(b)

Not applicable.

(c)

Although the Trust does not purchase Shares directly from its investors in connection with Delivery Applications or the redemption of Baskets, the Trust redeemed Shares as follows during the year ended January 31, 2021:

Period	Total Shares Redeemed	Average Ounces of Gold Per Share
First Quarter	10,241	0.009769402
Second Quarter	1,356,149	0.009759875
Third Quarter	275,134	0.009753548
Fourth Quarter	617,660	0.009746268

Item 6. Selected Financial Data

The following selected financial data for the reporting periods should be read in conjunction with the Trust’s financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	January 31, 2021	January 31, 2020	January 31, 2019
Net assets	$442,483,105	$198,479,743	$154,177,917

	For the Year Ended January 31, 2021	For the Year Ended January 31, 2020	For the Year Ended January 31, 2019
Net investment loss	(1,013,291)	(660,116)	(563,414)
Net realized gain (loss) from gold bullion	7,325,362	96,601	(148,638)
Net change in unrealized appreciation (depreciation) on investment gold bullion	32,005,146	30,303,992	(2,195,363)
Net investment loss per Share	(0.05)	(0.06)	(0.05)
Net realized and unrealized gain (loss) from gold bullion per Share	2.73	2.55	(0.21)

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

NAV per Share vs. 1/100th Gold Fix from the Date of Inception to January 31, 2021.

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

	Ounces	Fair Value
Beginning balance as of February 1, 2020	125,287	$198,479,752
Gold bullion contributed	134,167	243,510,455
Gold bullion distributed	(22,045)	(38,837,599)
Realized gain from gold distributed from in-kind	—	7,325,362
Change in unrealized appreciation	—	32,005,146
Ending balance as of January 31, 2021	237,409	$442,483,116

Under the Custody Agreement, the Trustee, the Sponsor and the Sponsor’s auditors and inspectors may visit the premises of the Custodian for the purpose of examining the Trust’s gold and certain related records maintained by the Custodian.

The Sponsor exercised its right to visit the Custodian’s premises and inspect the Trust’s gold and related records most recently on January 16, 2020.

During the fiscal year that ended January 31, 2021, Inspectorate International Limited, a leading commodity inspection and testing company, conducted a physical gold audit of the Trust on September 21, 2020. Due to unprecedented social lock-down policies implemented in the UK to help prevent the spread of COVID-19, Inspectorate was unable to perform a physical inspection of the Trust’s gold as of January 31, 2021. As the UK lifted restrictions, Inspectorate was able to conduct a physical gold audit of the Trust on April 12, 2021.

Shareholder Ownership

Merk Hard Currency Fund owned a market value of $1,997,835 which equates to 0.46% ownership in the Trust at January 31, 2021. The Sponsor acts as investment advisor to the Merk Hard Currency Fund.

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

Comparison of the Fiscal Years Ended January 31, 2021 and 2020

The Trust’s NAV increased from 198,479,743 on January 31, 2020 to $442,483,105 on January 31, 2021, an 122.9% increase for the fiscal year. The increase in the Trust’s NAV resulted primarily from an increase in the number of Shares issued during the period, which rose from 12,817,945 Shares issued and outstanding on January 31, 2020 to 24,366,372 Shares issued and outstanding on January 31, 2021.

NAV per Share increased 17.3% from $15.48 on January 31, 2020 to $18.16 on January 31, 2021. The Trust’s NAV per Share increased slightly less than the price per Ounce of gold on a percentage basis due to the Sponsor’s Fee, which was $1,013,291 for the year, or 0.30% of the Trust’s assets on an annualized basis.

The NAV per Share of $20.17 on August 06, 2020 was the highest during the year, compared with a low of $14.40 on March 19, 2020.

Net increase in net assets resulting from operations for the year ended January 31, 2021 was 38,317,217, resulting from a net realized gain of $7,325,362 from gold bullion distributed for redemptions and an increase in unrealized appreciation on gold of $32,005,146 and by the Sponsor’s Fee of $1,013,291. Other than the Sponsor’s Fee, the Trust had no expenses during the year ended January 31, 2021.

For the calendar year ended December 31, 2019, the Marketing Agent earned a fee of $36,640. For the calendar year ended December 31, 2020, the Marketing Agent earned a fee of $108,438. The total fees earned by the Marketing Agent since the initiation of the Marketing Agent’s efforts through December 31, 2020 are $181,844, which at that time represented 0.40% of the Maximum Fee potentially payable to the Marketing Agent pursuant to the Marketing Agent Agreement. The fee earned in a calendar quarter is paid in the subsequent calendar quarter.

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

The NAV per Share of $13.32 on February 15, 2018 was the highest during the year, compared with a low of $11.58 on August 17, 2018.

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

Liquidity

The Trust is not aware of any trends, demands, conditions or events that are reasonably likely to result in material changes to its liquidity needs. In exchange for the Sponsor’s Fee, the Sponsor has agreed to assume most of the expenses incurred by the Trust. As a result, the only expense of the Trust during the period covered by this Report was the Sponsor’s Fee. The Trustee will not sell gold to pay the Sponsor’s Fee but will pay the Sponsor’s Fee through Share creation. At January 31, 2021, the Trust did not have any cash balances.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 8. Financial Statements

The audited financial statements required by Regulation S-X, with the report of the Trust’s independent registered public accounting firm, appear on pages F-1 to F-14 of this Report and are incorporated in this Item 8 by reference to such information.

VanEck Merk Gold Trust

Quarterly Statements of Operations

For the year ended January 31, 2021

	(unaudited)
	Three Months ended April 30, 2020	Three Months ended July 31, 2020	Three Months ended October 31, 2020	Three Months ended January 31, 2021	Year ended January 31, 2021
EXPENSES
Sponsor’s fees	$215,094	$278,138	$252,814	$267,245	$1,013,291
Total expenses	215,094	278,138	252,814	267,245	1,013,291

Net Investment loss	(215,094)	(278,138)	(252,814)	(267,245)	(1,013,291)

Net Realized and Unrealized Gain (Loss)
Net realized gain (loss) from gold bullion distributed for redemptions	30,456	4,601,821	993,857	1,699,228	7,325,362
Net change in unrealized appreciation (depreciation) on investment in gold bullion	16,484,533	40,156,702	(18,495,904)	(6,140,185)	32,005,146
Net realized and unrealized gain (loss) from operations	16,514,989	44,758,523	(17,502,047)	(4,440,957)	39,330,508

Net Increase (Decrease) in Net Assets resulting from operations	$16,299,895	$44,480,385	$(17,754,861)	(4,708,202)	$38,317,217

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There have been no changes in accountants and no disagreements with accountants during the year ended January 31, 2021.

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

Under the supervision and with the participation of the principal executive officer and principal financial officer of the Sponsor, the Sponsor conducted an evaluation of the Trust’s disclosure controls and procedures, as defined under Exchange Act Rule 13a-15(e), as of January 31, 2021. Based on this evaluation, the principal executive officer and principal financial officer of the Sponsor concluded that the Trust’s disclosure controls and procedures were effective as of January 31, 2021.

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

The Principal Executive Officer of the Sponsor assessed the effectiveness of the Trust’s internal control over financial reporting as of January 31, 2021. In making this assessment, he used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). His assessment included an evaluation of the design of the Trust’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Based on his assessment and those criteria, the Principal Executive Officer of the Sponsor concluded that the Trust maintained effective internal control over financial reporting as of January 31, 2021.

BBD, LLP, the independent registered public accounting firm that audited and reported on the financial statements as of and for the year ended January 31, 2021 included in this Form 10-K, as stated in their report which is included herein, issued an attestation report on the effectiveness of the Trust’s internal control over financial reporting as of January 31, 2021.

April 16, 2021

Item 9B. Other Information

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The Trust has no directors or executive officers. The biography of the President and Chief Investment Officer of the Sponsor is set out below:

Axel Merk, President and Chief Investment Officer

Mr. Merk is the founder of the Sponsor and has served as President, Chief Investment Officer and Manager of the Sponsor since its inception in December 2000. Mr. Merk oversees and directs the Sponsor’s business and operations, including its fulfillment of its obligations to the Trust. Mr. Merk founded Merk Investments AG in 1994, and served as Chief Investment Officer from 1994 to 2001, during which time he provided investment advisory services. In October 2001, Merk Investments AG transferred its advisory functions to the Sponsor, where Mr. Merk continues to provide advisory services and, since 2005, manages a family of currency mutual funds. Mr. Merk earned a B.A. in Economics (magna cum laude) and a M. Sc. in Computer Science from Brown University in 1991 and 1992, respectively. Mr. Merk is 51 years old.

Item 11. Executive Compensation

The Trust does not have directors or executive officers. The only ordinary expense paid by the Trust is the Sponsor’s Fee.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters Security Ownership of Certain Beneficial Owners

Beneficial Ownership

	Amount and Nature of Shares Beneficially Owned
Name and Address of Beneficial Owners(1)	Number	Percentage
Merk Investments LLC; Merk Hard Currency Fund	104,739	0.40%

(1)	Beneficial ownership is as of April 13, 2021. Of the 104,739 shares being reported on, 43,439 shares (the “Sponsor Shares”) are held by Merk Investments LLC (the “Sponsor”) and the remaining 61,300 shares (the “Fund Shares”) are held by the Merk Hard Currency Fund (the “Fund”). The Sponsor holds sole voting and sole dispositive power over the Sponsor Shares. The Fund and the Sponsor, as investment advisor and manager of the Fund, share voting power over the Fund Shares. The Sponsor, as investment advisor and manager of the Fund, holds sole dispositive power over the Fund Shares. The Sponsor and the Fund disclaim beneficial ownership of the Fund Shares. The Sponsor’s address is 555 Bryant St #455, Palo Alto, California 94301, and the Fund’s address is P.O. Box 558, Portland, Maine 04112.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Not applicable.

Item 14. Principal Accounting Fees and Services.

Fees for services performed by BBD LLP, as paid by the Sponsor from the Sponsor’s Fee, for the years ending January 31, 2021 and 2020:

	2021	2020
Audit fees	$60,750	$60,750
Audit-related fees	—	—
Total	$60,750	$60,750

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)(1) Financial Statements

See Index to Financial Statements on Page F-1 for a list of the financial statements being filed herein.

(a)(2) Financial Statement Schedules

Schedules have been omitted since they are either not required, not applicable, or the information has otherwise been included.

(a)(3) Exhibits

Exhibit No.	Exhibit Description
4.1(a)	Form of Depositary Trust Agreement between Merk Investments LLC, as sponsor, and The Bank of New York Mellon, as trustee (incorporated by reference to Exhibit 4.1 filed with Registration Statement No. 333-180868 on April 15, 2014)
4.1(b)	First Amendment To Depositary Trust Agreement, dated as of October 22, 2015, by and between Merk Investments LLC, as sponsor of the Trust, and The Bank of New York Mellon, as trustee of the Trust (incorporated by reference to Exhibit 4.1 filed with Current Report on Form 8-K on October 26, 2015)
4.1(c)	Second Amendment to the Depositary Trust Agreement, dated as of April 28, 2016, by and between Merk Investments LLC, as sponsor of the Trust, and The Bank of New York Mellon, as trustee of the Trust (incorporated by reference to Exhibit 4.1(c) filed with Annual Report on Form 10-K/A on April 29, 2016)
4.2	Form of Authorized Participant Agreement (incorporated by reference to Exhibit 4.2 filed with Registration Statement No. 333-180868 on March 20, 2014)
4.3	Form of Certificate of Shares of the Trust (included as Exhibit A to the Depositary Trust Agreement)
4.4	Form of First Amendment to Authorized Participant Agreement, dated as of August 8, 2017, adopted by Merk Investments LLC, as sponsor of the Trust, and The Bank of New York Mellon, as trustee of the Trust (incorporated by reference to Exhibit 4.2 filed with Quarterly Report on Form 10-Q for the quarter ended July 31, 2017 on September 6, 2017)
10.1	Allocated Account Agreement between JPMorgan Chase Bank, N.A., as custodian, and The Bank of New York Mellon, solely in its capacity as trustee of the Merk Gold Trust, dated May 6, 2014 (incorporated by reference to Exhibit 10.1 filed with Registration Statement No. 333-180868 on May 7, 2014)
10.2	Unallocated Account Agreement between JPMorgan Chase Bank, N.A., as custodian, and The Bank of New York Mellon, solely in its capacity as trustee of the Merk Gold Trust, dated May 6, 2014 (incorporated by reference to Exhibit 10.2 filed with Registration Statement No. 333-180868 on May 7, 2014)
10.3	Transaction and Shipping Agreement by and between Merk Investments LLC, as sponsor of the Merk Gold Trust, and Coins ‘N Things Inc., dated May 2, 2014 (incorporated by reference to Exhibit 10.4 filed with Registration Statement No. 333-180868 on May 7, 2014)
10.4	Marketing Agent Agreement between Merk Investments LLC, as sponsor of the Trust, and Van Eck Securities Corporation, dated October 22, 2015 (incorporated by reference to Exhibit 10.1 filed with Current Report on Form 8-K on October 26, 2015)
10.4.1	Amendment to Marketing Agent Agreement, dated as of July 24, 2020, by and between Merk Investments LLC and Van Eck Securities Corporation (incorporated by reference to Exhibit 10.4.1 filed with Quarterly Report on Form 10-Q for the quarter ending July 31, 2020 on September 4, 2020)
23.1	Consent of BBD, LLP, Independent Registered Public Accounting Firm.
31.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification by Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Taxonomy Extension Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Presentation Extension Linkbase Document

Item 16. Form 10-K Summary.

None.

VANECK MERK GOLD TRUST

FINANCIAL STATEMENTS AS OF JANUARY 31, 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Sponsor, Trustee and the Shareholders of VanEck Merk Gold Trust

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying statements of assets and liabilities of VanEck Merk Gold Trust (the “Trust”), including the schedules of investment, as of January 31, 2021 and 2020, and the related statements of operations and changes in net assets for each of the years in the three-year period ended January 31, 2021, the financial highlights for each of the years in the five-year period ended January 31, 2021 and the related notes (collectively referred to as the financial statements). We also have audited the Trust’s internal control over financial reporting as of January 31, 2021, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Trust as of January 31, 2021 and 2020, and the results of its operations, changes in its net assets and financial highlights for each of the years referred to above in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Trust maintained, in all material respects, effective internal control over financial reporting as of January 31, 2021, based on criteria established in Internal Control-Integrated Framework (2013) issued by COSO.

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

/s/ BBD, LLP
BBD, LLP

Philadelphia, Pennsylvania

April 9, 2021

We have served as the Trust’s auditor since 2014.

VanEck Merk Gold Trust

Statements of Assets and Liabilities

	January 31, 2021	January 31, 2020
Assets
Investments in gold bullion (cost $371,338,269 and $159,340,051, respectively)	$442,483,116	$198,479,752
Capital shares receivable	7,224,607	-
Gold Bullion sold receivable	251,710	-
Total Assets	449,959,433	198,479,752

Liabilities
Capital shares payable	251,710	-
Gold Bullion purchased payable	7,224,596	-
Sponsor’s fee payable	11	9
Other payables	11	-
Total Liabilities	7,476,328	9

Net Assets	$442,483,105	$198,479,743

Net Assets Consists of:
Paid-in-capital	$370,737,948	$165,051,803
Accumulated earnings	71,745,157	33,427,940
	$442,483,105	$198,479,743

Shares issued and outstanding (no par value)	24,366,372	12,817,945
Net asset value per share	$18.16	$15.48

See notes to financial statements.

VanEck Merk Gold Trust

Statements of Operations

	For the Year ended January 31, 2021	For the Year ended January 31, 2020	For the Year ended January 31, 2019
Expenses
Sponsor’s fees	$1,013,291	$660,166	$563,414
Total expenses	1,013,291	660,166	563,414

Net investment loss	(1,013,291)	(660,166)	(563,414)

Net Realized and Unrealized Gain (Loss)
Net realized gain (loss) from gold bullion distributed for redemptions	7,325,362	96,601	(148,638)
Net change in unrealized appreciation (depreciation) on investment in gold bullion	32,005,146	30,303,992	(2,195,363)
Net realized and unrealized gain (loss) from operations	39,330,508	30,400,593	(2,344,001)

Net Increase (Decrease) in Net Assets resulting from operations	$38,317,217	$29,740,427	$(2,907,415)

See notes to financial statements.

VanEck Merk Gold Trust

Statements of Changes in Net Assets

	For the Year ended January 31, 2021	For the Year ended January 31, 2020	For the Year ended January 31, 2019
Net Assets—beginning of year	$198,479,743	$154,177,917	$142,168,245
Creations	244,523,754	19,581,163	19,053,855
Redemptions	(38,837,609)	(5,019,764)	(4,136,768)
Net investment loss	(1,013,291)	(660,166)	(563,414)
Net realized gain (loss) from gold bullion distributed for redemptions	7,325,362	96,601	(148,638)
Net change in unrealized appreciation (depreciation) on investment in gold bullion	32,005,146	30,303,992	(2,195,363)
Net Assets—end of year	$442,483,105	$198,479,743	$154,177,917

See notes to financial statements.

VanEck Merk Gold Trust

Financial Highlights

Per Share Performance (for a share outstanding throughout each year)

	For the Year Ended January 31, 2021	For the Year Ended January 31, 2020	For the Year Ended January 31, 2019	For the Year Ended January 31, 2018	For the Year Ended January 31, 2017
Net asset value per share, beginning of year	$15.48	$12.99	$13.25	$12.00	11.04

Net investment loss (a)	(0.05)	(0.06)	(0.05)	(0.05)	(0.05)
Net realized and unrealized gain (loss) on investment in gold bullion	2.73	2.55	(0.21)	1.30	1.01
Net change in net assets from operations	2.68	2.49	(0.26)	1.25	0.96
Net asset value per share, end of year	$18.16	$15.48	$12.99	$13.25	12.00

Total return, at net asset value	17.31%	19.17%	(1.96)%	10.42%	8.70%

Ratio to average net assets
Net investment loss	(0.30)%	(0.40)%	(0.40)%	(0.40)%	(0.40)%
Net expenses	0.30%	0.40%	0.40%	0.40%	0.40%

(a)	Calculated using average shares outstanding.

See notes to financial statements.

VanEck Merk Gold Trust

Schedules of Investment

January 31, 2021

	Fine Ounces	Cost	Value	% of Net Assets
Gold Bullion	237,409	$371,338,269	$442,483,116	100.00%
Total Investments		$371,338,269	$442,483,116	100.00%
Liabilities in excess of other assets			(11)	(0.00	)%(a)
Net Assets			$442,483,105	100.00%

January 31, 2020

	Fine Ounces	Cost	Value	% of Net Assets
Gold Bullion	125,287	$159,340,051	$198,479,752	100.00%
Total Investments		$159,340,051	$198,479,752	100.00%
Liabilities in excess of other assets			(9)	(0.00	)%(a)
Net Assets			$198,479,743	100.00%

(a)	Amount is less than 0.005%.

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

The following table summarizes the inputs used as of January 31, 2021 in determining the Trust’s investments at fair value for purposes of ASC 820:

	Level 1	Level 2	Level 3
Investment in Gold	$442,483,116	$—	$—
Total	$442,483,116	$—	$—

The following table summarizes the inputs used as of January 31, 2020 in determining the Trust’s investments at fair value for purposes of ASC 820:

	Level 1	Level 2	Level 3
Investment in Gold	$198,479,752	$—	$—
Total	$198,479,752	$—	$—

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

Changes in the shares for the year ending January 31, 2021 are as follows:

	Shares	Amount
Shares, beginning of year at February 1, 2020	12,817,945	$165,051,803
Shares issued	13,807,611	244,523,754
Shares redeemed	(2,259,184)	(38,837,609)
Shares, end of year at January 31, 2021	24,366,372	$370,737,948

Changes in the shares for the year ending January 31, 2020 are as follows:

	Shares	Amount
Shares, beginning of year at February 1, 2019	11,873,295	$150,490,404
Shares issued	1,347,199	19,581,163
Shares redeemed	(402,549)	(5,019,764)
Shares, end of year at January 31, 2020	12,817,945	$165,051,803

Changes in the shares for the year ending January 31, 2019 are as follows:

	Shares	Amount
Shares, beginning of year at February 1, 2018	10,727,887	$135,573,317
Shares issued	1,495,408	19,053,855
Shares redeemed	(350,000)	(4,136,768)
Shares, end of year at January 31, 2019	11,873,295	$150,490,404

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

2.5. Revenue Recognition Policy

A gain or loss is recognized based on the difference between the selling price and the average cost method of the gold sold on a trade date basis.

3. INVESTMENT IN GOLD

The following represents the changes in ounces of gold and the respective fair value at January 31, 2021:

	Ounces	Fair Value
Beginning balance as of February 1, 2020	125,287	$198,479,752
Gold bullion contributed	134,167	243,510,455
Gold bullion distributed	(22,045)	(38,837,599)
Realized gain (loss) from gold distributed from in-kind	—	7,325,362
Change in unrealized appreciation	—	32,005,146

Ending balance as of January 31, 2021	237,409	$442,483,116

The following represents the changes in Ounces of gold and the respective fair value at January 31, 2020:

	Ounces	Fair Value
Beginning balance as of February 1, 2019	116,515	$154,177,919
Gold bullion contributed	12,719	18,920,998
Gold bullion distributed	(3,947)	(5,019,758)
Realized gain (loss) from gold distributed from in-kind	—	96,601
Change in unrealized appreciation	—	30,303,992

Ending balance as of January 31, 2020	125,287	$198,479,752

The following represents the changes in ounces of gold and the respective fair value at January 31, 2019:

	Ounces	Fair Value
Beginning balance as of February 1, 2018	105,697	$142,168,257
Gold bullion contributed	14,257	18,490,428
Gold bullion distributed	(3,439)	(4,136,765)
Realized gain (loss) from gold distributed from in-kind	—	(148,638)
Change in unrealized appreciation	—	(2,195,363)

Ending balance as of January 31, 2019	116,515	$154,177,919

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

5. SHAREHOLDER OWNERSHIP

Merk Hard Currency Fund owned a market value of $1,997,835 (111,300 shares) which equates to 0.46% ownership in the Trust as of January 31, 2021.

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

MERK INVESTMENTS LLC
Sponsor of the VanEck Merk Gold Trust

Date: April 16, 2021	/s/ Axel Merk
Axel Merk
President and Chief Investment Officer
(Principal Executive Officer and Principal Financial Officer)

*	The Registrant is a trust and the person is signing in his capacity as an officer of Merk Investments LLC, the Sponsor of the Registrant.