Form 10-Q
period 2021-04-30
VanEck Merk Gold Trust
filed 2021-06-07
CIK 1546652

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2021

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

As of June 3, 2021, the issuer had 26,805,682 shares outstanding.

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

ii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

VanEck Merk Gold Trust

Statements of Assets and Liabilities

	April 30, 2021	January 31, 2021
	(unaudited)
Assets
Investments in gold bullion (cost $400,020,346 and $371,338,269, respectively)	$447,555,113	$442,483,116
Capital shares receivable	-	7,224,607
Gold Bullion sold receivable	-	251,710
Total assets	447,555,113	449,959,433

Liabilities
Capital shares payable	-	251,710
Gold Bullion purchased payable	-	7,224,596
Sponsor’s fee payable	2	11
Other payables	-	11
Total liabilities	2	7,476,328

Net assets	$447,555,111	$442,483,105

Net assets consists of:
Paid-in-capital	$399,638,994	$370,737,948
Accumulated earnings	47,916,117	71,745,157
	$447,555,111	$442,483,105

Shares issued and outstanding (no par value)	26,002,321	24,366,372
Net asset value per share	$17.21	$18.16

See notes to unaudited financial statements.

VanEck Merk Gold Trust

Statements of Operations

	For the Three Months Ended April 30, 2021	For the Three Months Ended April 30, 2020
	(unaudited)	(unaudited)
Expenses
Sponsor’s fees	$269,000	$215,094
Total expenses	269,000	215,094
Net investment loss	(269,000)	(215,094)

Net realized and unrealized gain (loss)
Net realized gain from gold bullion distributed for redemptions	50,040	30,456
Net change in unrealized appreciation (depreciation) on investment in gold bullion	(23,610,080)	16,484,533
Net realized and unrealized gain (loss) from operations	(23,560,040)	16,514,989

Net increase (decrease) in net assets resulting from operations	$(23,829,040)	$16,299,895

See notes to unaudited financial statements.

VanEck Merk Gold Trust

Statements of Changes in Net Assets

	For the Three Months Ended April 30, 2021	For the Three Months Ended April 30, 2020
	(unaudited)	(unaudited)
Net assets, beginning of period	$442,483,105	$198,479,743
Creations	29,412,196	39,296,005
Redemptions	(511,150)	(160,950)
Net investment loss	(269,000)	(215,094)
Net realized gain from gold bullion distributed for redemptions	50,040	30,456
Net change in unrealized appreciation (depreciation) on investment in gold bullion	(23,610,080)	16,484,533
Net assets, end of period	$447,555,111	$253,914,693

See notes to unaudited financial statements.

VanEck Merk Gold Trust

Financial Highlights

Per Share Performance (for a share outstanding throughout each period)

	For the Three Months Ended April 30, 2021	For the Three Months Ended April 30, 2020
	(unaudited)	(unaudited)
Net asset value per share, beginning of period	$18.16	$15.48
Net investment loss(a)	(0.01)	(0.02)
Net realized and unrealized gain (loss) on investment in gold bullion	(0.94)	1.17
Net change in net assets from operations	(0.95)	1.15
Net asset value per share, end of period	$17.21	$16.63

Total return, at net asset value(b)	(5.23)%	7.43%

Ratio to average net assets(c)
Net investment loss	(0.25)%	(0.40)%
Net expenses	0.25%	0.40%

(a)	Calculated using average shares outstanding
(b)	Not annualized
(c)	Annualized

See notes to unaudited financial statements.

VanEck Merk Gold Trust

Schedules of Investment

April 30, 2021 (unaudited)

	Fine Ounces	Cost	Value	% of Net Assets
Gold bullion	253,192	$400,020,346	$447,555,113	100.00%
Total investments	253,192	$400,020,346	$447,555,113	100.00%
Liabilities in excess of other assets			(2)	0.00	%(a)
Net assets			$447,555,111	100.00%

January 31, 2021

	Fine Ounces	Cost	Value	% of Net Assets
Gold bullion	237,409	$371,338,269	$442,483,116	100.00%
Total investments	237,409	$371,338,269	$442,483,116	100.00%
Liabilities in excess of other assets			(11)	0.00	%(a)
Net assets			$442,483,105	100.00%

(a)	Amount is less than 0.005%

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

VanEck Merk Gold Trust

Notes to Unaudited Financial Statements
(continued)

The following table summarizes the inputs used as of April 30, 2021 in determining the Trust’s investments at fair value for purposes of ASC 820:

	Level 1	Level 2	Level 3
Investment in gold	$447,555,113	$—	$—
Total	$447,555,113	$—	$—

The following table summarizes the inputs used as of January 31, 2021 in determining the Trust’s investments at fair value for purposes of ASC 820:

	Level 1	Level 2	Level 3
Investment in gold	$442,483,116	$—	$—
Total	$442,483,116	$—	$—

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

VanEck Merk Gold Trust

Notes to Unaudited Financial Statements
(continued)

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

Changes in the shares for the three-month period ended April 30, 2021 are as follows:

	Shares	Amount
Shares, beginning of period at February 1, 2021	24,366,372	$370,737,948
Shares issued	1,665,940	29,412,196
Shares redeemed	(29,991)	(511,150)
Shares, end of period at April 30, 2021	26,002,321	$399,638,994

Changes in the shares for the year ended January 31, 2021 are as follows:

	Shares	Amount
Shares, beginning of period at February 1, 2020	12,817,945	$165,051,803
Shares issued	13,807,611	244,523,754
Shares redeemed	(2,259,184)	(38,837,609)
Shares, end of period at January 31, 2021	24,366,372	$370,737,948

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

The Sponsor has evaluated whether or not there are uncertain tax positions that require financial statement recognition and has determined that no reserves for uncertain tax positions are required as of April 30, 2021.

2.5. Revenue Recognition Policy

A gain or loss is recognized based on the difference between the selling price and the average cost method of the gold sold on a trade date basis.

3. INVESTMENT IN GOLD

The following represents the changes in Ounces of gold and the respective fair value at April 30, 2021:

	Ounces	Fair Value
Beginning balance as of February 1, 2021	237,409	$442,483,116
Gold bullion contributed	16,075	29,143,187
Gold bullion distributed	(292)	(511,150)
Realized gain (loss) from gold distributed from in-kind	—	50,040
Change in unrealized appreciation (depreciation)	—	(23,610,080)
Ending balance as of April 30, 2021	253,192	$447,555,113

The following represents the changes in Ounces of gold and the respective fair value at January 31, 2021:

	Ounces	Fair Value
Beginning balance as of February 1, 2020	125,287	$198,479,752
Gold bullion contributed	134,167	243,510,455
Gold bullion distributed	(22,045)	(38,837,599)
Realized gain (loss) from gold distributed from in-kind	—	7,325,362
Change in unrealized appreciation (depreciation)	—	32,005,146
Ending balance as of January 31, 2021	237,409	$442,483,116

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

5. SHAREHOLDER OWNERSHIP

Merk Hard Currency Fund owned a market value of $1,055,586 (61,300 shares) which equates to 0.24% ownership in the Trust as of April 30, 2021.

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

The Three Months Ended April 30, 2021 Compared to the Three Months Ended April 30, 2020

The Trust’s NAV increased from $442,483,105 on January 31, 2021 to $447,555,111 on April 30, 2021, an 1.15% increase, compared to a 27.93% increase from $198,479,743 on January 31, 2020 to $253,914,693 on April 30, 2020. The increase in the Trust’s NAV in the quarter ended April 30, 2021 resulted from an increase in the value of investments in gold bullion as compared to the prior period. The number of outstanding Shares increased from 24,366,372 Shares on January 31, 2021 to 26,002,321 Shares on April 30, 2021 due to the creation of Shares by Authorized Participants and the creation of 15,940 Shares in the quarter for Sponsor’s fees, as compared to 13,412 Shares for such purpose in the quarter ended April 30, 2020. The number of outstanding Shares on April 30, 2020 was 15,271,116. The Sponsor’s fees are payable at an annualized rate of 0.25% of the Trust’s NAV, accrued on a daily basis computed on the prior business day’s NAV and paid monthly in arrears. Due to the daily accrual but monthly payment, the number of Sponsor’s fee Shares issued can vary and possibly decrease, even as the number of Shares outstanding increases slightly.

The Trust’s NAV per Share decreased 5.23% during the quarter ended April 30, 2021, starting at $18.16 per Share and ending at $17.21 per Share, compared to an increase of 7.43%, from $15.48 to $16.63 during the quarter ended April 30, 2020. The Trust’s NAV per share decreased slightly more than the price per ounce of gold on a percentage basis due to the Sponsor’s fees, which were 15,940 Shares in total for the quarter ended April 30, 2021, compared with 13,412 Shares paid as Sponsor’s fees in the quarter ended April 30, 2020. The NAV per share of $18.12 on February 1, 2021 was the highest during the quarter, compared with a low of $16.38 on March 8, 2021.

The change in net assets from operations for the quarter ended April 30, 2021 was $(23,829,040), resulting from the Sponsor’s fees of $(269,000), a net realized gain of $50,040 from gold bullion distributed for redemptions, and a net change in unrealized depreciation on investment in gold bullion of $(23,610,080). In comparison, change in net assets from operations for the quarter ended April 30, 2020 was $16,299,895, resulting from the Sponsor’s fees of $(215,094), a net realized gain of $30,456 from gold bullion distributed for redemptions, and a net change in unrealized appreciation on investment in gold bullion of $16,484,533.

Other than the Sponsor’s fee, the Trust had no expenses during the quarter ended April 30, 2021 or the quarter ended April 30, 2020.

For the calendar quarter ended April 30, 2021, the Marketing Agent earned a fee of $32,654 which was paid by the Sponsor on May 20, 2021; since the initiation of the Marketing Agent’s efforts on behalf of the Trust on October 22, 2015, a total of $214,497 in Fees has been paid, representing 0.44% of the Maximum Fee potentially payable to the Marketing Agent pursuant to the Marketing Agent Agreement.

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

The Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s gold as necessary to pay the Trust’s expenses not otherwise assumed by the Sponsor. The Trustee will not sell gold to pay the Sponsor’s fee but will pay the Sponsor’s fee in Shares in lieu of cash. At April 30, 2021 and April 30, 2020, the Trust did not have any cash balances.

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

Under the supervision and with the participation of the principal executive officer and principal financial officer of the Sponsor, the Sponsor conducted an evaluation of the Trust’s disclosure controls and procedures, as defined under Exchange Act Rules 13a-15(e) and 15d-15(e). Based on this evaluation, the principal executive officer and principal financial officer of the Sponsor concluded that, as of April 30, 2021, the Trust’s disclosure controls and procedures were effective.

There have been no changes in the Trust’s or Sponsor’s internal control over financial reporting that occurred during the Trust’s fiscal quarter ended April 30, 2021 that have materially affected, or are reasonably likely to materially affect, the Trust’s or Sponsor’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

You should carefully consider the factors discussed under the caption “Risk Factors” beginning on page 19 of our Annual Report on Form 10-K for the fiscal year ended January 31, 2021 (the “Annual Report”), filed with the Securities and Exchange Commission on April 16, 2021, which could materially affect our business, financial condition or future results. There have been no material changes in our risk factors from those disclosed in the Annual Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	None.

(b)	Not applicable.

(c)

Shares Redeemed Per Month in the Quarter ended April 30, 2021	Total Shares Redeemed	Average Ounces of Gold Per Share
Period
02/01/20 to 02/29/20	9,447	0.00974237
03/01/20 to 03/31/20	17,051	0.00974031
04/01/20 to 04/30/20	3,493	0.00973815
	29,991

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

MERK INVESTMENTS LLC
Sponsor of the VanEck Merk Gold Trust

Date: June 7, 2021	/s/ Axel Merk
Axel Merk
President and Chief Executive Officer
(Principal Executive Officer and Principal Financial Officer)

*	The Registrant is a trust and the person is signing in his capacities as officers of Merk Investments LLC, the Sponsor of the Registrant.