Form 10-Q
period 2021-07-31
VanEck Merk Gold Trust
filed 2021-09-09
CIK 1546652

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2021

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

As of September 07, 2021, the issuer had 28,667,411 shares outstanding.

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

ii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

VanEck Merk Gold Trust

Statements of Assets and Liabilities

	July 31, 2021	January 31, 2021
	(unaudited)
Assets
Investments in gold bullion (cost $441,359,313 and $371,338,269, respectively)	$502,216,316	$442,483,116
Capital shares receivable	-	7,224,607
Gold Bullion sold receivable	-	251,710
Total assets	502,216,316	449,959,433

Liabilities
Capital shares payable	-	251,710
Gold Bullion purchased payable	-	7,224,596
Sponsor’s fee payable	10	11
Other payables	-	11
Total liabilities	10	7,476,328

Net assets	$502,216,306	$442,483,105

Net assets consists of:
Paid-in-capital	$440,421,312	$370,737,948
Accumulated earnings	61,794,994	71,745,157
	$502,216,306	$442,483,105

Shares issued and outstanding (no par value)	28,267,310	24,366,372
Net asset value per share	$17.77	$18.16

See notes to unaudited financial statements.

VanEck Merk Gold Trust

Statements of Operations

	For the Three Months Ended July 31, 2021	For the Three Months Ended July 31, 2020	For the Six Months Ended July 31, 2021	For the Six Months Ended July 31, 2020
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Expenses
Sponsor’s fees	$303,240	$278,138	$572,240	$493,232
Total expenses	303,240	278,138	572,240	493,232
Net investment loss	(303,240)	(278,138)	(572,240)	(493,232)

Net realized and unrealized gain (loss)
Net realized gain from gold bullion distributed for redemptions	859,881	4,601,821	909,921	4,632,277
Net change in unrealized appreciation (depreciation) on investment in gold bullion	13,322,236	40,156,702	(10,287,844)	56,641,235
Net realized and unrealized gain (loss) from operations	14,182,117	44,758,523	(9,377,923)	61,273,512

Net increase (decrease) in net assets resulting from operations	$13,878,877	$44,480,385	$(9,950,163)	$60,780,280

See notes to unaudited financial statements.

VanEck Merk Gold Trust

Statements of Changes in Net Assets

	For the Three Months Ended July 31, 2021	For the Three Months Ended July 31, 2020	For the Six Months Ended July 31, 2021	For the Six Months Ended July 31, 2020
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Net assets, beginning of period	$447,555,111	$253,914,693	$442,483,105	$198,479,743
Creations	48,666,602	93,828,160	78,078,798	133,124,165
Redemptions	(7,884,284)	(22,632,682)	(8,395,434)	(22,793,632)
Net investment loss	(303,240)	(278,138)	(572,240)	(493,232)
Net realized gain from gold bullion distributed for redemptions	859,881	4,601,821	909,921	4,632,277
Net change in unrealized appreciation (depreciation) on investment in gold bullion	13,322,236	40,156,702	(10,287,844)	56,641,235
Net assets, end of period	$502,216,306	$369,590,556	$502,216,306	$369,590,556

See notes to unaudited financial statements.

VanEck Merk Gold Trust

Financial Highlights

Per Share Performance (for a share outstanding throughout each period)

	For the Three Months Ended July 31, 2021	For the Three Months Ended July 31, 2020	For the Six Months Ended July 31, 2021	For the Six Months Ended July 31, 2020
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Net asset value per share, beginning of period	$17.21	$16.63	$18.16	$15.48
Net investment loss(a)	(0.01)	(0.02)	(0.02)	(0.03)
Net realized and unrealized gain (loss) on investment in gold bullion	0.57	2.56	(0.37)	3.72
Net change in net assets from operations	0.56	2.54	(0.39)	3.69
Net asset value per share, end of period	$17.77	$19.17	$17.77	$19.17

Total return, at net asset value(b)	3.25%	15.27%	(2.15)%	23.84%

Ratio to average net assets(c)
Net investment loss	(0.25)%	(0.38)%	(0.25)%	(0.39)%
Net expenses	0.25%	0.38%	0.25%	0.39%

(a)	Calculated using average shares outstanding

(b)	Not annualized

(c)	Annualized

See notes to unaudited financial statements.

VanEck Merk Gold Trust

Schedules of Investment

July 31, 2021 (unaudited)

	Fine Ounces	Cost	Value	% of Net Assets
Gold bullion	275,074	$441,359,313	$502,216,316	100.00%
Total investments	275,074	$441,359,313	$502,216,316	100.00%
Liabilities in excess of other assets			(10)	0.00	%(a)
Net assets			$502,216,306	100.00%

January 31, 2021

	Fine Ounces	Cost	Value	% of Net Assets
Gold bullion	237,409	$371,338,269	$442,483,116	100.00%
Total investments	237,409	$371,338,269	$442,483,116	100.00%
Liabilities in excess of other assets			(11)	0.00	%(a)
Net assets			$442,483,105	100.00%

(a)	Amount is less than 0.005%

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

VanEck Merk Gold Trust

Notes to Unaudited Financial Statements

(continued)

The following table summarizes the inputs used as of July 31, 2021 in determining the Trust’s investments at fair value for purposes of ASC 820:

	Level 1	Level 2	Level 3
Investment in gold	$502,216,316	$—	$—
Total	$502,216,316	$—	$—

The following table summarizes the inputs used as of January 31, 2021 in determining the Trust’s investments at fair value for purposes of ASC 820:

	Level 1	Level 2	Level 3
Investment in gold	$442,483,116	$—	$—
Total	$442,483,116	$—	$—

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

Changes in the shares for the six-month period ended July 31, 2021 are as follows:

	Shares	Amount
Shares, beginning of period at February 1, 2021	24,366,372	$370,737,948
Shares issued	4,382,984	78,078,798
Shares redeemed	(482,046)	(8,395,434)
Shares, end of period at July 31, 2021	28,267,310	$440,421,312

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

The Sponsor has evaluated whether or not there are uncertain tax positions that require financial statement recognition and has determined that no reserves for uncertain tax positions are required as of July 31, 2021.

2.5. Revenue Recognition Policy

A gain or loss is recognized based on the difference between the selling price and the average cost method of the gold sold on a trade date basis.

3. INVESTMENT IN GOLD

The following represents the changes in Ounces of gold and the respective fair value at July 31, 2021:

	Ounces	Fair Value
Beginning balance as of February 1, 2021	237,409	$442,483,116
Gold bullion contributed	42,357	77,506,552
Gold bullion distributed	(4,692)	(8,395,429)
Realized gain (loss) from gold distributed from in-kind	—	909,921
Change in unrealized appreciation (depreciation)	—	(10,287,844)
Ending balance as of July 31, 2021	275,074	$502,216,316

The following represents the changes in Ounces of gold and the respective fair value at January 31, 2021:

	Ounces	Fair Value
Beginning balance as of February 1, 2020	125,287	$198,479,752
Gold bullion contributed	134,167	243,510,455
Gold bullion distributed	(22,045)	(38,837,599)
Realized gain (loss) from gold distributed from in-kind	—	7,325,362
Change in unrealized appreciation (depreciation)	—	32,005,146
Ending balance as of January 31, 2021	237,409	$442,483,116

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

5. SHAREHOLDER OWNERSHIP

Merk Hard Currency Fund owned a market value of $1,081,945 (61,300 shares) which equates to 0.22% ownership in the Trust as of July 31, 2021.

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

The Three Months Ended July 31, 2021 Compared to the Three Months Ended July 31, 2020

The Trust’s NAV increased from $447,555,111 at April 30, 2021 to $502,216,306 at July 31, 2021, an 12.21% increase, compared to a 45.6% increase from $253,914,693 at April 30, 2020 to $369,590,556 at July 31, 2020. The increase in the Trust’s NAV in the quarter ended July 31, 2021 resulted from an increase in the value of investments in gold bullion as compared to the prior period. The number of outstanding Shares increased from 26,002,321 Shares at April 30, 2021 to 28,267,310 Shares at July 31, 2021 due to the creation of Shares by Authorized Participants and the creation of 17,044 Shares in the quarter for Sponsor’s fees, as compared to 15,683 Shares for such purpose in the quarter ended July 31, 2020. The number of outstanding Shares on July 31, 2020 was 19,280,650. Effective July 24, 2020, the Sponsor’s fees are payable at an annualized rate of 0.25% of the Trust’s NAV, accrued on a daily basis computed on the prior Business Day’s NAV and paid monthly in arrears. Prior to July 24, 2020, the Sponsor’s fees accrued at an annualized rate of 0.40% of the Trust’s NAV. Due to the daily accrual but monthly payment, the number of Sponsor’s fee Shares issued can vary and possibly decrease, even as the number of Shares outstanding increases slightly.

The Trust’s NAV per Share increased 3.25% during the quarter ended July 31, 2021, starting at $17.21 per Share and ending at $17.77 per Share, compared to an increase of 15.27%, from $16.63 to $19.17 during the quarter ended July 31, 2020. The Trust’s NAV per share increased slightly less than the price per ounce of gold on a percentage basis due to the Sponsor’s fees, which were 17,044 Shares in total for the quarter ended July 31, 2021, compared with 15,683 Shares paid as Sponsor’s fees in the quarter ended July 31, 2020. The NAV per share of $18.52 on June 2, 2021 was the highest during the quarter, compared with a low of $17.09 on June 29, 2021.

The change in net assets from operations for the quarter ended July 31, 2021 was $13,878,877, resulting from the Sponsor’s fees of $(303,240), a net realized gain of $859,881 from gold bullion distributed for redemptions, and a net change in unrealized appreciation on investment in gold bullion of $13,322,236. In comparison, the change in net assets from operations for the quarter ended July 31, 2020 was $44,480,385, resulting from the Sponsor’s fees of $(278,138), a net realized gain of $4,601,821 from gold bullion distributed for redemptions, and a net change in unrealized appreciation on investment in gold bullion of $40,156,702.

The Six Months Ended July 31, 2021 Compared to the Six Months Ended July 31, 2020

The Trust’s NAV increased from $442,483,105 at January 31, 2021 to $502,216,306 at July 31, 2021, an 13.50% increase, compared to a 86.21% increase from $198,479,743 at January 31, 2020 to $369,590,556 at July 31, 2020. The increase in the Trust’s NAV in the six months ended July 31, 2021 resulted from an increase in the value of investments in gold bullion as compared to the prior period. The number of outstanding Shares increased from 24,366,372 Shares at January 31, 2021 to 28,267,310 Shares at July 31, 2021 due to the redemption of 482,046 Shares offset by the creation of 4,382,984 Shares which include 32,984 Shares created for Sponsor’s fees in the six months ended July 31, 2021, as compared to 1,366,390 Shares redeemed, offset by 7,829,095 shares created which include 29,095 Shares created for Sponsor’s fees in the six months ended July 31, 2020. The number of outstanding Shares on July 31, 2020 was 19,280,650. Effective July 24, 2020, the Sponsor’s fees are payable at an annualized rate of 0.25% of the Trust’s NAV, accrued on a daily basis computed on the prior Business Day’s NAV and paid monthly in arrears. Prior to July 24, 2020, the Sponsor’s fees accrued at an annualized rate of 0.40% of the Trust’s NAV. Due to the daily accrual but monthly payment, the number of Sponsor’s fee Shares issued can vary and possibly decrease, even as the number of Shares outstanding increases slightly.

The Trust’s NAV per Share decreased approximately 2.15% during the six months ended July 31, 2020, starting at $18.16 per Share and ending at $17.77 per Share, compared to an increase of 23.84%, from $15.48 to $19.17 during the six months ended July 31, 2020. The Trust’s NAV per share decreased slightly less than the price per ounce of gold on a percentage basis due to the Sponsor’s fees, which were 32,984 Shares in total for the six months ended July 31, 2021, compared with 29,095 Shares paid as Sponsor’s fees in the six months ended July 31, 2020. The NAV per share of $18.52 on June 2, 2021 was the highest during the six months ended July 31, 2020, compared with a low of $16.40 on March 30, 2021.

The change in net assets from operations for the six months ended July 31, 2021 was $(9,950,163), resulting from the Sponsor’s fees of $(572,240) and a net realized and unrealized loss on investment in gold bullion of $(9,377,923). In comparison, the change in net assets from operations for the six months ended July 31, 2020 was $60,780,280, resulting from the Sponsor’s fees of $(493,232) and a net realized and unrealized gain on investment in gold bullion of $61,273,512.

Other than the Sponsor’s fee, the Trust had no expenses during the quarter ended July 31, 2021 or the quarter ended July 31, 2020.

For the calendar quarter ended June 30 2021, the Marketing Agent earned a fee of $61,285 which was paid by the Sponsor on August 20, 2021; since the initiation of the Marketing Agent’s efforts on behalf of the Trust on October 22, 2015, a total of $275,783 in Fees has been paid, representing 0.53% of the maximum fee potentially payable to the Marketing Agent pursuant to the Marketing Agent Agreement.  Effective July 24, 2020, the Sponsor and the Marketing Agent amended the fee structure under the Marketing Agent Agreement, however the financial obligations created thereunder remain the obligations of the Sponsor of the Trust, any fees payable thereunder remain payable from the Sponsor’s fee and the cap on the fees payable to the Marketing Agent remains unchanged.

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

The Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s gold as necessary to pay the Trust’s expenses not otherwise assumed by the Sponsor. The Trustee will not sell gold to pay the Sponsor’s fee but will pay the Sponsor’s fee in Shares in lieu of cash. At July 31, 2021 and July 31, 2020, the Trust did not have any cash balances.

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

Under the supervision and with the participation of the principal executive officer and principal financial officer of the Sponsor, the Sponsor conducted an evaluation of the Trust’s disclosure controls and procedures, as defined under Exchange Act Rules 13a-15(e) and 15d-15(e). Based on this evaluation, the principal executive officer and principal financial officer of the Sponsor concluded that, as of July 31, 2021, the Trust’s disclosure controls and procedures were effective.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	None.

(b)	Not applicable.

(c)

Shares Redeemed Per Month in the Quarter ended July 31, 2021	Total Shares Redeemed	Average Ounces of Gold Per Share
Period
05/01/21 to 05/31/21	2,055	0.00973626
06/01/21 to 06/30/21	450,000	0.00973421
07/01/21 to 07/31/21	-	-
	452,055

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibits No.	Description
4.1(a)	Form of Depositary Trust Agreement between Merk Investments LLC, as sponsor, and The Bank of New York Mellon, as trustee (incorporated by reference to Exhibit 4.1 filed with Registration Statement No. 333-180868 on April 15, 2014)
4.1(b)	First Amendment To Depositary Trust Agreement, dated as of October 22, 2015, by and between Merk Investments LLC, as sponsor of the Trust, and The Bank of New York Mellon, as trustee of the Trust (incorporated by reference to Exhibit 4.1 filed with Current Report on Form 8-K on October 26, 2015)
4.1(c)	Second Amendment to the Depositary Trust Agreement, dated as of April 28, 2016, by and between Merk Investments LLC, as sponsor of the Trust, and the Bank of New York Mellon, as trustee of the Trust (incorporated by reference to Exhibit 4.1(c) filed with Annual Report on Form 10-K/A on April 29, 2016)
31.1	Certification by Principal Executive Officer and Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1#	Certification by Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

#	The information in Exhibit 32 shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or the Exchange Act, or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act (including this report), unless the Company specifically incorporates the foregoing information into those documents by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned in its capacities* thereunto duly authorized.

MERK INVESTMENTS LLC
Sponsor of the VanEck Merk Gold Trust

Date: September 9, 2021	/s/ Axel Merk
Axel Merk
President and Chief Executive Officer
(Principal Executive Officer and Principal Financial Officer)

*	The Registrant is a trust and the person is signing in his capacities as officers of Merk Investments LLC, the Sponsor of the Registrant.