Form 10-Q
period 2021-10-31
VanEck Merk Gold Trust
filed 2021-12-08
CIK 1546652

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2021

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

1150 Chestnut St

Menlo Park, California 94025

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

As of December 2, 2021, the issuer had 33,285,744 shares outstanding.

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

ii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

VanEck Merk Gold Trust

Statements of Assets and Liabilities

	October 31, 2021	January 31, 2021
	(unaudited)
Assets
Investments in gold bullion (cost $520,277,191 and $371,338,269, respectively)	$565,682,896	$442,483,116
Capital shares receivable	-	7,224,607
Gold Bullion sold receivable	-	251,710
Total assets	565,682,896	449,959,433

Liabilities
Capital shares payable	-	251,710
Gold Bullion purchased payable	-	7,224,596
Sponsor’s fee payable	-	11
Other payables		11
Total liabilities	-	7,476,328

Net assets	$565,682,896	$442,483,105

Net assets consists of:
Paid-in-capital	$519,656,861	$370,737,948
Accumulated earnings	46,026,035	71,745,157
	$565,682,896	$442,483,105

Shares issued and outstanding (no par value)	32,878,894	24,366,372
Net asset value per share	$17.21	$18.16

See notes to unaudited financial statements.

VanEck Merk Gold Trust

Statements of Operations

	For the Three Months Ended October 31, 2021	For the Three Months Ended October 31, 2020	For the Nine Months Ended October 31, 2021	For the Nine Months Ended October 31, 2020
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Expenses
Sponsor’s fees	$329,573	$252,814	$901,813	$746,046
Total expenses	329,573	252,814	901,813	746,046
Net investment loss	(329,573)	(252,814)	(901,813)	(746,046)

Net realized and unrealized gain (loss)
Net realized gain from gold bullion distributed for redemptions	11,912	993,857	921,833	5,626,134
Net change in unrealized appreciation (depreciation) on investment in gold bullion	(15,451,298)	(18,495,904)	(25,739,142)	38,145,331
Net realized and unrealized gain (loss) from operations	(15,439,386)	(17,502,047)	(24,817,309)	43,771,465

Net increase (decrease) in net assets resulting from operations	$(15,768,959)	$(17,754,861)	$(25,719,122)	$43,025,419

See notes to unaudited financial statements.

VanEck Merk Gold Trust

Statements of Changes in Net Assets

	For the Three Months Ended October 31, 2021	For the Three Months Ended October 31, 2020	For the Nine Months Ended October 31, 2021	For the Nine Months Ended October 31, 2020
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Net assets, beginning of period	$502,216,306	$369,590,556	$442,483,105	$198,479,743
Creations	79,365,152	70,059,440	157,443,950	203,183,605
Redemptions	(129,603)	(5,064,495)	(8,525,037)	(27,858,127)
Net investment loss	(329,573)	(252,814)	(901,813)	(746,046)
Net realized gain from gold bullion distributed for redemptions	11,912	993,857	921,833	5,626,134
Net change in unrealized appreciation (depreciation) on investment in gold bullion	(15,451,298)	(18,495,904)	(25,739,142)	38,145,331
Net assets, end of period	$565,682,896	$416,830,640	$565,682,896	$416,830,640

See notes to unaudited financial statements.

VanEck Merk Gold Trust

Financial Highlights

Per Share Performance (for a share outstanding throughout each period)

	For the Three Months Ended October 31, 2021	For the Three Months Ended October 31, 2020	For the Nine Months Ended October 31, 2021	For the Nine Months Ended October 31, 2020
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Net asset value per share, beginning of period	$17.77	$19.17	$18.16	$15.48
Net investment loss(a)	(0.01)	(0.01)	(0.03)	(0.04)
Net realized and unrealized gain (loss) on investment in gold bullion	(0.55)	(0.81)	(0.92)	2.91
Net change in net assets from operations	(0.56)	(0.82)	(0.95)	2.87
Net asset value per share, end of period	$17.21	$18.35	$17.21	$18.35

Total return, at net asset value(b)	(3.15)%	(4.28)%	(5.23)%	18.54%

Ratio to average net assets(c)
Net investment loss	(0.25)%	(0.25)%	(0.25)%	(0.33)%
Net expenses	0.25%	0.25%	0.25%	0.33%

(a)	Calculated using average shares outstanding
(b)	Not annualized
(c)	Annualized

See notes to unaudited financial statements.

VanEck Merk Gold Trust

Schedules of Investment

October 31, 2021 (unaudited)

	Fine Ounces	Cost	Value	% of Net Assets
Gold bullion	319,748	$520,277,191	$565,682,896	100.00%
Total investments	319,748	$520,277,191	$565,682,896	100.00%
Liabilities in excess of other assets			-	0.00	%(a)
Net assets			$565,682,896	100.00%

January 31, 2021

	Fine Ounces	Cost	Value	% of Net Assets
Gold bullion	237,409	$371,338,269	$442,483,116	100.00%
Total investments	237,409	$371,338,269	$442,483,116	100.00%
Liabilities in excess of other assets			(11)	(0.00	)%(a)
Net assets			$442,483,105	100.00%

(a)	Amount is less than 0.005%

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

VanEck Merk Gold Trust

Notes to Unaudited Financial Statements

(continued)

The following table summarizes the inputs used as of October 31, 2021 in determining the Trust’s investments at fair value for purposes of ASC 820:

	Level 1	Level 2	Level 3
Investment in gold	$565,682,896	$—	$—
Total	$565,682,896	$—	$—

The following table summarizes the inputs used as of January 31, 2021 in determining the Trust’s investments at fair value for purposes of ASC 820:

	Level 1	Level 2	Level 3
Investment in gold	$442,483,116	$—	$—
Total	$442,483,116	$—	$—

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

Changes in the shares for the nine-month period ended October 31, 2021 are as follows:

	Shares	Amount
Shares, beginning of period at February 1, 2021	24,366,372	$370,737,948
Shares issued	9,002,076	157,443,950
Shares redeemed	(489,554)	(8,525,037)
Shares, end of period at October 31, 2021	32,878,894	$519,656,861

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

The Sponsor has evaluated whether or not there are uncertain tax positions that require financial statement recognition and has determined that no reserves for uncertain tax positions are required as of October 31, 2021.

2.5. Revenue Recognition Policy

A gain or loss is recognized based on the difference between the selling price and the average cost method of the gold sold on a trade date basis.

3. INVESTMENT IN GOLD

The following represents the changes in Ounces of gold and the respective fair value at October 31, 2021:

	Ounces	Fair Value
Beginning balance as of February 1, 2021	237,409	$442,483,116
Gold bullion contributed	87,105	156,542,122
Gold bullion distributed	(4,766)	(8,525,033)
Realized gain (loss) from gold distributed from in-kind	—	921,833
Change in unrealized appreciation (depreciation)	—	(25,739,142)
Ending balance as of October 31, 2021	319,748	$565,682,896

The following represents the changes in Ounces of gold and the respective fair value at January 31, 2021:

	Ounces	Fair Value
Beginning balance as of February 1, 2020	125,287	$198,479,752
Gold bullion contributed	134,167	243,510,455
Gold bullion distributed	(22,045)	(38,837,599)
Realized gain (loss) from gold distributed from in-kind	—	7,325,362
Change in unrealized appreciation (depreciation)	—	32,005,146
Ending balance as of January 31, 2021	237,409	$442,483,116

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

5. SHAREHOLDER OWNERSHIP

Merk Hard Currency Fund owned a market value of $1,062,329 (61,300 shares) which equates to 0.19% ownership in the Trust as of October 31, 2021.

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

Notes to Unaudited Financial Statements

(continued)

7. UNCERTAINTY REGARDING THE EFFECT OF COVID-19

The price of the Shares could be adversely affected by the effects of COVID-19

COVID-19 has not had a significant impact on the Trust. There have been some signs of increased demand for physical gold as well some supply constraints for certain coins at times during the pandemic. As a result, precious metals dealers have increased coin and bar premiums at times. The Sponsor regularly updates available coins and Processing Fees on merkgold.com/fees.

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

The Three Months Ended October 31, 2021 Compared to the Three Months Ended October 31, 2020

The Trust’s NAV increased from $502,216,306 at July 31, 2021 to $565,682,896 at October 31, 2021, a 12.6% increase, compared to an 12.8 % increase from $369,590,556 at July 31, 2020 to $416,830,640 at October 31, 2020. The increase in the Trust’s NAV in the quarter ended October 31, 2021 resulted from an increase in the value of investments in gold bullion as compared to the prior period. The number of outstanding Shares increased from 28,267,310 Shares at July 31, 2021 to 32,878,894 Shares at October 31, 2021 due to the creation of Shares by Authorized Participants and the creation of 19,092 Shares in the quarter for Sponsor’s fees, as compared to 13,601 Shares for such purpose in the quarter ended October 31, 2020. The number of outstanding Shares on October 31, 2020 was 22,719,117. Effective July 24, 2020, the Sponsor’s fees are payable at an annualized rate of 0.25% of the Trust’s NAV, accrued on a daily basis computed on the prior Business Day’s NAV and paid monthly in arrears. Prior to July 24, 2020, the Sponsor’s fees accrued at an annualized rate of 0.40% of the Trust’s NAV. Due to the daily accrual but monthly payment, the number of Sponsor’s fee Shares issued can vary and possibly decrease, even as the number of Shares outstanding increases slightly.

The Trust’s NAV per Share decreased 3.2% during the quarter ended October 31, 2021, starting at $17.77 per Share and ending at $17.21 per Share, compared to a decrease of 4.3%, from $19.17 to $18.35 during the quarter ended October 31, 2020. The Trust’s NAV per share decreased slightly less than the price per ounce of gold on a percentage basis due to the Sponsor’s fees, which were 19,092 Shares in total for the quarter ended October 31, 2021, compared with 13,601 Shares paid as Sponsor’s fees in the quarter ended October 31, 2020. The NAV per share of $17.80 on August 4, 2021 was the highest during the quarter, compared with a low of $16.77 on August 10, 2021.

The change in net assets from operations for the quarter ended October 31, 2021 was $(15,768,959), resulting from the Sponsor’s fees of $(329,573), a net realized gain from gold bullion distributed for redemptions was $11,912, offset by a net change in unrealized depreciation on investment in gold bullion of $(15,451,298). In comparison, the change in net assets from operations for the quarter ended October 31, 2020 was $(17,754,861), resulting from the Sponsor’s fees of $(252,814), a net realized gain from gold bullion distributed for redemptions was $993,857, offset by a net change in unrealized depreciation on investment in gold bullion of $(18,495,904).

Other than the Sponsor’s fee, the Trust had no expenses during the quarter ended October 31, 2021 or the quarter ended October 31, 2020.

The Nine Months Ended October 31, 2021 Compared to the Nine Months Ended October 31, 2020

The Trust’s NAV increased from $442,483,105 at January 31, 2021 to $565,682,896 at October 31, 2021, a 27.8% increase, compared to a 110% increase from $198,479,743 at January 31, 2020 to $416,830,640 at October 31, 2020. The increase in the Trust’s NAV in the nine months ended October 31, 2021 resulted from an increase in the value of investments in gold bullion as compared to the prior period. The number of outstanding Shares increased from 24,366,372 Shares at January 31, 2021 to 32,878,894 Shares at October 31, 2021 due to the creation of new Shares by Authorized Participants and the creation of 52,076 Shares for Sponsor’s fees, as compared to 42,696 Shares for such purpose in the nine months ended October 31, 2020. The number of outstanding Shares at October 31, 2020 was 22,719,117. Effective July 24, 2020, the Sponsor’s fees are payable at an annualized rate of 0.25% of the Trust’s NAV, accrued on a daily basis computed on the prior Business Day’s NAV and paid monthly in arrears. Prior to July 24, 2020, the Sponsor’s fees accrued at an annualized rate of 0.40% of the Trust’s NAV. Due to the daily accrual but monthly payment, the number of Sponsor’s fee Shares issued can vary and possibly decrease, even as the number of Shares outstanding increases slightly.

The Trust’s NAV per Share decreased 5.2% during the nine months ended October 31, 2021, starting at $18.16 per Share and ending at $17.21 per Share, compared to an increase of 18.5%, from $15.48 to $18.35 during the nine months ended October 31, 2020. The Trust’s NAV per share decreased slightly less than the price per ounce of gold on a percentage basis due to the Sponsor’s fees, which were 52,076 Shares in total for the nine months ended October 31, 2021, compared with 42,696 Shares paid as Sponsor’s fees in the nine months ended October 31, 2020. The NAV per share of $18.52 on June 2, 2021 was the highest during the nine months ended October 31, 2021, compared with a low of $16.40 on March 30, 2021.

The change in net assets from operations for the nine months ended October 31, 2021 was $(25,719,122), resulting from the Sponsor’s fees of $(901,813), a net realized gain from gold bullion distributed for redemptions of $921,833 and a net change in unrealized depreciation on investment in gold bullion of $(25,739,142). In comparison, the change in net assets from operations for the nine months ended October 31, 2020 was $43,025,419, resulting from the Sponsor’s fees of $(746,046), a net realized gain from gold bullion distributed for redemptions of $5,626,134 and a net change in unrealized appreciation on investment in gold bullion of $38,145,331.

Other than the Sponsor’s fee, the Trust had no expenses during the nine months ended October 31, 2021 or the nine months ended October 31, 2020.

For the calendar quarter ended September 30, 2021, the Marketing Agent earned a fee of $59,044 which was paid by the Sponsor on November 9, 2021; since the initiation of the Marketing Agent’s efforts on behalf of the Trust on October 22, 2015, a total of $334,827 in Fees has been paid, representing 0.55% of the Maximum Fee potentially payable to the Marketing Agent pursuant to the Marketing Agent Agreement. Effective July 24, 2020, the Sponsor and the Marketing Agent amended the fee structure under the Marketing Agent Agreement, however the financial obligations created thereunder remain the obligations of the Sponsor of the Trust, any fees payable thereunder remain payable from the Sponsor’s fee and the cap on the fees payable to the Marketing Agent remains unchanged.

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

The Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s gold as necessary to pay the Trust’s expenses not otherwise assumed by the Sponsor. The Trustee will not sell gold to pay the Sponsor’s fee but will pay the Sponsor’s fee in Shares in lieu of cash. At October 31, 2021 and October 31, 2020, the Trust did not have any cash balances.

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

Under the supervision and with the participation of the principal executive officer and principal financial officer of the Sponsor, the Sponsor conducted an evaluation of the Trust’s disclosure controls and procedures, as defined under Exchange Act Rules 13a-15(e) and 15d-15(e). Based on this evaluation, the principal executive officer and principal financial officer of the Sponsor concluded that, as of October 31, 2021, the Trust’s disclosure controls and procedures were effective.

There have been no changes in the Trust’s or Sponsor’s internal control over financial reporting that occurred during the Trust’s fiscal quarter ended October 31, 2021 that have materially affected, or are reasonably likely to materially affect, the Trust’s or Sponsor’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	None.

(b)	Not applicable.

(c)

Shares Redeemed Per Month in the Quarter ended October 31, 2021	Total Shares Redeemed	Average Ounces of Gold Per Share
Period
08/01/21 to 08/31/21	5,862	0.00973008
09/01/21 to 09/30/21	-	-
10/01/21 to 10/31/21	1,646	0.00972604
	7,508

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibits No.	Description
4.1(a)	Form of Depositary Trust Agreement between Merk Investments LLC, as sponsor, and The Bank of New York Mellon, as trustee (incorporated by reference to Exhibit 4.1 filed with Registration Statement No. 333-180868 on April 15, 2014)
4.1(b)	First Amendment To Depositary Trust Agreement, dated as of October 22, 2015, by and between Merk Investments LLC, as sponsor of the Trust, and The Bank of New York Mellon, as trustee of the Trust (incorporated by reference to Exhibit 4.1 filed with Current Report on Form 8-K on October 26, 2015)
4.1(c)	Second Amendment to the Depositary Trust Agreement, dated as of April 28, 2016, by and between Merk Investments LLC, as sponsor of the Trust, and the Bank of New York Mellon, as trustee of the Trust (incorporated by reference to Exhibit 4.1(c) filed with Annual Report on Form 10-K/A on April 29, 2016)
31.1	Certification by Principal Executive Officer and Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1#	Certification by Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

#	The information in Exhibit 32 shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or the Exchange Act, or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act (including this report), unless the Company specifically incorporates the foregoing information into those documents by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned in its capacities* thereunto duly authorized.

MERK INVESTMENTS LLC
Sponsor of the VanEck Merk Gold Trust

Date: December 8, 2021	/s/ Axel Merk
Axel Merk
President and Chief Executive Officer
(Principal Executive Officer and Principal Financial Officer)

*	The Registrant is a trust and the person is signing in his capacities as officers of Merk Investments LLC, the Sponsor of the Registrant.