Form 10-K
period 2022-01-31
VanEck Merk Gold Trust
filed 2022-04-13
CIK 1546652

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2022

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                   to

Commission File No. 001-36459

VANECK MERK GOLD TRUST

(Exact name of registrant as specified in its charter)

New York	46-6582016
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

c/o Merk Investments LLC 1150 Chestnut St, Menlo Park, California	94025
(Address of principal executive offices)	(Zip Code)

(650) 323-4341

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
VanEck Merk Gold Shares	OUNZ	NYSE Arca

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

As of July 31, 2021, the aggregate market value of the VanEck Merk Gold Shares held by non-affiliates of the registrant was approximately $498,918,022.

As of April 11, 2022, there were 36,443,960 VanEck Merk Gold Shares outstanding.

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

The redeemable per share value of the Shares decreased from $18.16 at January 31, 2021 to $17.45 at January 31, 2022, the Trust’s fiscal year end. Outstanding Shares in the Trust increased from 24,366,372 Shares at January 31, 2021 to 33,599,843 Shares outstanding at January 31, 2022.

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

Gold jewelry demand on average has been around 73.1 million Ounces per year from the period of 2010 to 2021. Total annual jewelry demand amounted to 71.4 million Ounces in 2021. The largest decline was in 2020, down 37.9% or 22.04 million Ounces. Gold jewelry demand, as a proportion of total gold demand was 60% in 2013 before falling to 50.3%, the average during the period, in 2021. In 2021, gold jewelry demand, as a proportion of total demand, increased by 67.3% from 2020.

Industrial and medical demand

In addition to its application in jewelry, gold has been widely used in manufacturing and medical treatment. In 2021, 8.2% of gold demand came from industrial fabrication. From the period of 2010 to 2021, over 70% of industrial demand has been derived from electronic component manufacturing, in large part due to gold’s high electronic conductivity and natural resistance to corrosion. Gold is also used for industrial decoration, such as gold plating and coating.

Industrial use of gold is more common in the developed world, whereas most of the gold fabrication in developing nations is typically for jewelry. Demand for gold used in electronics manufacturing fell sharply in 2009, down 11.7% from 2008, likely caused by weak economic conditions, but it rebounded 17.3% in 2010. From 2010 thereafter, demand for gold used in electronics fell every year between 2010 and 2016, before rising to 8.5 million Ounces in 2017, 8.6 million Ounces in 2018, fell to 8.4 million Ounces in 2019, fell to 8.0 million Ounces in 2020, and rising to 8.7 million Ounces in 2021.

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

Over the past decade, there has been a steady rise in the number of investors worldwide holding gold. A large part of this trend has been the advent and proliferation of gold-tracking exchange-traded funds, which allow investors greater access to investments in gold. In 2021, ETF investment demand was -4.3% of the total annual gold demand, as compared to 23.3% in 2020.

Sources of gold supply

Sources of gold supply include mine production, secondary supply from recycled gold and official sector sales.

Mine production

The largest portion of gold supply comes from mine production, including gold produced both from primary deposits and from secondary deposits where the gold is mined as a by-product. All the recorded gold ever mined in human history amounts to approximately 6.6 billion Ounces, or 205,238 metric tons. To put this in perspective, if every single ounce of this gold were placed next to each other, the resulting cube of pure gold would only measure around 22 metres on each side, says World Gold Council.

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

Over recent years, gold has been increasingly mined in developing countries; China is currently the world’s largest gold producing country. Other notable gold producing countries include Australia, Russia and South Africa. In 2021, global mine production amounted to 114.5 million Ounces, which was 2.8 million Ounces more than the year prior.

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

Recycled gold supply is highly affected by gold prices and economic conditions. Supplies reached elevated levels during the 1997–1998 Asian financial crisis and hit a record of 41.2 million Ounces in 2009, spurred by the global financial crisis and rising gold prices. Since then, the total amount of scrap gold has decreased to 37 million Ounces in 2021.

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

Since the onset of the financial crisis, the official sector reversed its role as a net seller over the previous nineteen years. From 2008 to 2013, the official sector was a net purchaser of 60.0 million Ounces of gold. Central banks of major developing economies, including the People’s Bank of China, the Reserve Bank of India and the Russian central bank, have substantially increased gold reserves. In September 2009, the IMF Executive Board approved the sale of 13.0 million Ounces, approximately one-eighth of the Fund’s total holdings of gold, to help boost its lending resources. The IMF completed the gold sales program in December 2010. In 2021, the net buying from the Central Bank of Russia was 0.1 million Ounces, which pushed their gold reserves to 74.0 million Ounces. Also, Kazakhstan increased their gold reserves by 0.5 million Ounces and Turkey reduced their gold reserves by 0.01 million Ounces, in 2021. The combined share of Russia, Turkey and Kazakhstan decreased from 72% in 2020 to 6.0% in 2021.

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

The COMEX is the largest gold futures and options exchange. In 2021, total gold futures and options contract volume amounted to 58.1 million and 8.3 million contracts, respectively3. In 2007, the Chicago Mercantile Exchange merged with the CBOT to form the Chicago Mercantile Exchange Group (the “CME Group”), and in 2008 the CME Group acquired the COMEX.

In November 2013, the Intercontinental Exchange acquired NYSE Liffe, the sixth largest exchange for gold futures trading, as part of the acquisition of NYSE Euronext.

[3]	Source: CME Group (Dec. 2021)

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

Historical movements in the gold price

The following chart illustrates the historical movements in the price of gold for the period January 1970 to January 2022, measured in U.S. dollar per Ounce.

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

In 2021, Gold started off at the year at $1,898.36 per Ounce. The metal reached a high of $1,950.01 per Ounce on January 1, 2021. The low for 2021 was $1,683.54 on March 8, 2021 and ended the year at $1,829.20 per Ounce.

Volatility

Annualized Standard Deviation

	S&P 500	Spot Gold	Spot Silver
1991–1995	10.1%	9.8%	23.2%
1996–2000	16.0%	13.0%	22.4%
2001–2005	14.9%	13.5%	24.1%
2006–2010	17.8%	19.5%	34.5%
2011–2015	11.7%	18.4%	35.5%
2016–2021	14.6%	14.0%	28.7%

Source: Bloomberg, Merk Investments LLC

Gold price volatility was 9.8% during 1991–1995 and rose to 13.0% for the period of 1996–2000, 13.5% for 2001–2005 and 19.5% for 2006–2010. Gold price volatility declined to 18.4% during the 2011–2015 period. In 2016-2021, gold price volatility came down further to 14.0%. The price of gold has historically been less volatile than other commodities such as silver. This lower volatility may reflect gold’s role as a financial asset and the much broader liquid financial market that gold has compared to other commodities.

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

The Sponsor’s Fee for the year ended January 31, 2022 was $1,271,275.

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

The Sponsor

The Sponsor, Merk Investments LLC, is a Delaware limited liability company. The Sponsor’s office is located at 1150 Chestnut St. Menlo Park, CA 94025. The Sponsor has provided investment advisory services to mutual funds since 2005. As of December 31, 2021, the Sponsor had approximately $1,133.85 million of assets under management. The Sponsor’s role is discussed below, and it has undertaken the responsibilities set forth below.

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

Inspection of Gold

Under the Custody Agreement, the Custodian will allow the Sponsor and the Trustee and their physical gold auditors (currently Bureau Veritas), access to its premises during normal business hours, to examine the physical gold and such records as they may reasonably require to perform their respective duties with regard to investors in Shares. The Trustee agrees that any such access shall be subject to execution of a confidentiality agreement and agreement to the Custodian’s security procedures, and any such audit shall be at the Trust’s expense.

The Sponsor exercised its right to visit the Custodian’s premises and inspect the Trust’s gold and related records most recently on September 03, 2021.

During the fiscal year that ended January 31, 2022, Bureau Veritas Commodities UK Limited, a leading commodity inspection and testing company, conducted a physical gold audit of the Trust on October 6, 2021. Due to unprecedented social lock-down policies implemented in the UK to help prevent the spread of COVID-19, Bureau Veritas was unable to perform a physical inspection of the Trust’s gold as of January 31, 2022. As the UK lifted restrictions, Bureau Veritas was able to conduct a physical gold audit of the Trust on February 23, 2022.

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

Maximum 28% Long-Term Capital Gains Tax Rate for U.S. Investors Who Are Individuals

Gains recognized by an individual, estate or trust (each referred to below as an “individual” unless the context requires otherwise) from the sale of “collectibles,” which term includes gold, held for more than one year are subject to federal income tax at a maximum rate of 28% rather than the lower maximum rates applicable to most other long-term capital gains individuals recognize (a maximum of 15% for a single individual with taxable income not exceeding $459,750 ($517,200 for married individuals filing jointly) and 20% for individuals with taxable income exceeding those respective amounts, which apply for 2022 and will be adjusted for inflation annually thereafter). For these purposes, gain an individual recognizes on the sale of an interest in a “grantor trust” that holds collectibles (such as the Trust) is treated as gain recognized on the sale of the collectibles, to the extent the gain is attributable to unrealized appreciation in value of the collectibles. Therefore, any gain recognized by an individual U.S. Investor attributable to a sale or exchange of Shares held for more than one year, or attributable to the Trust’s sale of any gold that the investor is treated (through his, her or its ownership of Shares) as having held for more than one year, generally will be subject to federal income tax at a maximum rate of 28%. The tax rates for capital gains recognized on the sale of assets held by an individual U.S. Investor for one year or less, or by a taxpayer other than an individual, are generally the same as those at which ordinary income is taxed.

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

The Shares are intended to track the performance of the price of gold. The value of the Shares relates directly to the value of the gold owned by the Trust. Therefore, the value of the Shares will fluctuate with the price of gold. The price of gold has fluctuated widely over the past several years. This exposes your investment in Shares to potential losses. Several factors may affect the price of gold and, as a result, the value of the Shares, including the following:

●	Global supply and demand, which is influenced by factors including (1) forward selling by gold producers, (2) purchases made by gold producers to unwind gold hedge positions, (3) central bank purchases and sales, (4) production and cost levels in major gold-producing countries and (5) new production projects;

●	Global or regional political, economic or financial events and situations, especially those unexpected in nature;

●	Investors’ expectations regarding future inflation rates;

●	Currency exchange rate volatility;

●	Investment and trading activities of hedge funds and commodity funds;

●	Interest rate volatility; and

●	Other economic variables such as income growth, economic output, and monetary policies.

The Shares have experienced significant price fluctuations. If gold markets continue to be subject to sharp fluctuations, this may result in potential losses if you need to sell your Shares at a time when the price of gold is lower than it was when you made your investment. Even if you are able to hold Shares for the long-term, you may never experience a profit, since gold markets have historically experienced extended periods of flat or declining prices, in addition to sharp fluctuations.

On March 7, 2022, in response to the Russian hostilities in the Ukraine, LBMA suspended six Russian refiners; as a result, new production by such refiners will no longer be accepted as “Good Delivery” by the London Bullion market until further notice. The bars these refiners previously produced will still be considered Good Delivery, consistent with past suspensions of refiners by the LBMA. However, fewer suppliers to the LBMA may lead to a lower supply of Good Delivery gold and further volatility in the price of gold.

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

Financial Crises May Result in a Decline in the Price of Gold

Crises may motivate large-scale sales of gold, which could decrease the price of gold and adversely affect an investment in the Shares.

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

There is uncertainty regarding the impact of inflation.

The Sponsor’s analysis suggests that since the enacting of the “American Rescue Plan” in March 2021, inflation has been trending higher than it had in previous years. While higher inflation readings might translate to higher gold prices, gold prices might also fall as the Federal Reserve raises interest rates to offset the impact of inflation. As many factors impact the price of gold, it is not possible to predict whether higher inflation will indeed translate to higher gold prices. However, there is a significant risk that higher inflation increases the volatility in the price of gold, and with that volatility in the price of the Shares, as a result of the interaction of inflation and the Federal Reserve's monetary policy.

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

Custodian Is Not Subject to Specific Governmental Regulatory Supervision

The gold bullion custody operations of the Custodian are not subject to specific governmental regulatory supervision.

The Custodian is responsible for the safekeeping of the Trust’s gold bullion that the Custodian allocates to the Trust in connection with the creation of Baskets by Authorized Participants. The Custodian also facilitates the transfer of gold in and out of the Trust. Although the Custodian is a market maker, clearer and approved weigher under the rules of the LBMA (which sets out good practices for participants in the bullion market), the LBMA is not an official or governmental regulatory body. Furthermore, although the Custodian is subject to general banking regulations by U.S. regulators and is generally regulated in the U.K. by the Prudential Regulation Authority and the FCA, such regulations do not directly cover the Custodian’s gold bullion custody operations in the U.K. Accordingly, the Trust is dependent on the Custodian to comply with the best practices of the LBMA and to implement satisfactory internal controls for its gold bullion custody operations in order to keep the Trust’s gold secure.

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

In December 2019, a novel strain of coronavirus, COVID-19, was reported to have surfaced in Wuhan, Hubei Province, China. In January 2020, this coronavirus spread to other countries, including the United States and Europe. The World Health Organization classified the outbreak as a pandemic as it spread globally, and additional variants of COVID-19 continue to circulate and may cause further market disruption and shutdowns (including as a result of government regulation and prevention measures). The COVID-19 pandemic has had and will likely continue to have serious and potentially adverse impacts on social, economic, and financial systems, including significant uncertainty and volatility in the financial markets. Governmental authorities and regulators throughout the world have, in the past, responded to major economic disruptions with a variety of fiscal and monetary policy changes, such as quantitative easing, new monetary programs and lower interest rates. An unexpected or quick reversal of these policies, or the ineffectiveness of these policies, is likely to increase volatility in the market generally, and could specifically increase volatility in the market for gold, which could adversely affect the price of the Shares. Efforts to contain the spread of this coronavirus has intensified. To date, this coronavirus has not had a significant impact on our business. Although we currently expect that any disruptive impact of coronavirus on our business will be temporary, this situation continues to evolve and therefore we cannot predict the extent to which the continued COVID-19 outbreak will directly or indirectly affect the price of the Shares. As a result in variations in supply and demand of coins, the precious metals dealer has adjusted coin and bar premiums more frequently than before the pandemic; the Sponsor has updated available coins and Processing Fees on merkgold.com/fees as information has become available.

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

(b)

Not applicable.

(c)

Although the Trust does not purchase Shares directly from its investors in connection with Delivery Applications or the redemption of Baskets, the Trust redeemed Shares as follows during the year ended January 31, 2022:

Period	Total Shares Redeemed	Average Ounces of Gold Per Share
First Quarter	29,991	0.009740212
Second Quarter	452,055	0.009734151
Third Quarter	7,508	0.009728077
Fourth Quarter	500,000	0.009719397

Item 6. [Reserved]

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

NAV per Share vs. 1/100th Gold Fix from the Date of Inception to January 31, 2022.

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

	Ounces	Fair Value
Beginning balance as of February 1, 2021	237,409	$442,483,116
Gold bullion contributed	98,772	177,971,942
Gold bullion distributed	(9,627)	(17,297,123)
Realized gain from gold distributed from in-kind	—	1,756,856
Change in unrealized appreciation (depreciation)	—	(18,669,013)
Ending balance as of January 31, 2022	326,554	$586,245,778

Under the Custody Agreement, the Trustee, the Sponsor and the Sponsor’s auditors and inspectors may visit the premises of the Custodian for the purpose of examining the Trust’s gold and certain related records maintained by the Custodian.

The Sponsor exercised its right to visit the Custodian’s premises and inspect the Trust’s gold and related records most recently on September 03, 2021.

During the fiscal year that ended January 31, 2022, Bureau Veritas Commodities UK Limited, a leading commodity inspection and testing company, conducted a physical gold audit of the Trust on October 6, 2021. Due to unprecedented social lock-down policies implemented in the UK to help prevent the spread of COVID-19, Bureau Veritas was unable to perform a physical inspection of the Trust’s gold as of January 31, 2022. As the UK lifted restrictions, Bureau Veritas was able to conduct a physical gold audit of the Trust on February 23, 2022.

Shareholder Ownership

Merk Hard Currency Fund owned a market value of $1,072,750 which equates to 0.18% ownership in the Trust at January 31, 2022. The Sponsor acts as investment advisor to the Merk Hard Currency Fund.

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

Comparison of the Fiscal Years Ended January 31, 2022 and 2021

The Trust’s NAV increased from $442,483,105 on January 31, 2021 to $586,245,772 on January 31, 2022, a 32.49% increase for the fiscal year. The increase in the Trust’s NAV resulted primarily from an increase in the number of Shares issued during the period, which rose from 24,366,372 Shares issued and outstanding on January 31, 2021 to 33,599,843 Shares issued and outstanding on January 31, 2022.

NAV per Share decreased 3.91% from $18.16 on January 31, 2021 to $17.45 on January 31, 2022. The Trust’s NAV per Share decreased slightly more than the price per Ounce of gold on a percentage basis due to the Sponsor’s Fee, which was $1,271,275 for the year, or 0.22% of the Trust’s net assets on an annualized basis.

The NAV per Share of $18.52 on June 2, 2021 was the highest during the year, compared with a low of $16.40 on March 30, 2021.

Net decrease in net assets resulting from operations for the year ended January 31, 2022 was 18,183,432, resulting from a net realized gain of $1,756,856 from gold bullion distributed for redemptions and a decrease in unrealized appreciation on gold of $18,669,013 and by the Sponsor’s Fee of $1,271,275. Other than the Sponsor’s Fee, the Trust had no expenses during the year ended January 31, 2022.

For the calendar year ended December 31, 2020, the Marketing Agent earned a fee of $108,438. For the calendar year ended December 31, 2021, the Marketing Agent earned a fee of $233,426. The total fees earned by the Marketing Agent since the initiation of the Marketing Agent’s efforts through December 31, 2021 are $415,270, which at that time represented 0.65% of the Maximum Fee potentially payable to the Marketing Agent pursuant to the Marketing Agent Agreement. The fee earned in a calendar quarter is paid in the subsequent calendar quarter.

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

Liquidity

The Trust is not aware of any trends, demands, conditions or events that are reasonably likely to result in material changes to its liquidity needs. In exchange for the Sponsor’s Fee, the Sponsor has agreed to assume most of the expenses incurred by the Trust. As a result, the only expense of the Trust during the period covered by this Report was the Sponsor’s Fee. The Trustee will not sell gold to pay the Sponsor’s Fee but will pay the Sponsor’s Fee through Share creation. At January 31, 2022, the Trust did not have any cash balances.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 8. Financial Statements

The audited financial statements required by Regulation S-X, with the report of the Trust’s independent registered public accounting firm, appear on pages F-1 to F-14 of this Report and are incorporated in this Item 8 by reference to such information.

VanEck Merk Gold Trust

Quarterly Statements of Operations

For the year ended January 31, 2022

	(unaudited)
	Three Months ended April 30, 2021	Three Months ended July 31, 2021	Three Months ended October 31, 2021	Three Months ended January 31, 2022	Year ended January 31, 2022
EXPENSES
Sponsor’s fees	$269,000	$303,240	$329,573	$369,462	$1,271,275
Total expenses	269,000	303,240	329,573	369,462	1,271,275

Net Investment loss	(269,000)	(303,240)	(329,573)	(369,462)	(1,271,275)

Net Realized and Unrealized Gain (Loss)
Net realized gain (loss) from gold bullion distributed for redemptions	50,040	859,881	11,912	835,023	1,756,856
Net change in unrealized appreciation (depreciation) on investment in gold bullion	(23,610,080)	13,322,236	(15,451,298)	7,070,129	(18,669,013)
Net realized and unrealized gain (loss) from operations	(23,560,040)	14,182,117	(15,439,386)	7,905,152	(16,912,157)

Net Increase (Decrease) in Net Assets resulting from operations	$(23,829,040)	$13,878,877	$(15,768,959)	$7,535,690	$(18,183,432)

VanEck Merk Gold Trust

Quarterly Statements of Operations

For the year ended January 31, 2021

	(unaudited)
	Three Months ended April 30, 2020	Three Months ended July 31, 2020	Three Months ended October 31, 2020	Three Months ended January 31, 2021	Year ended January 31, 2021
EXPENSES
Sponsor’s fees	$215,094	$278,138	$252,814	$267,245	$1,013,291
Total expenses	215,094	278,138	252,814	267,245	1,013,291

Net Investment loss	(215,094)	(278,138)	(252,814)	(267,245)	(1,013,291)

Net Realized and Unrealized Gain (Loss)
Net realized gain (loss) from gold bullion distributed for redemptions	30,456	4,601,821	993,857	1,699,228	7,325,362
Net change in unrealized appreciation (depreciation) on investment in gold bullion	16,484,533	40,156,702	(18,495,904)	(6,140,185)	32,005,146
Net realized and unrealized gain (loss) from operations	16,514,989	44,758,523	(17,502,047)	(4,440,957)	39,330,508

Net Increase (Decrease) in Net Assets resulting from operations	$16,299,895	$44,480,385	$(17,754,861)	$(4,708,202)	$38,317,217

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There have been no changes in accountants and no disagreements with accountants during the year ended January 31, 2022.

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

Under the supervision and with the participation of the principal executive officer and principal financial officer of the Sponsor, the Sponsor conducted an evaluation of the Trust’s disclosure controls and procedures, as defined under Exchange Act Rule 13a-15(e), as of January 31, 2022. Based on this evaluation, the principal executive officer and principal financial officer of the Sponsor concluded that the Trust’s disclosure controls and procedures were effective as of January 31, 2022.

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

The Principal Executive Officer of the Sponsor assessed the effectiveness of the Trust’s internal control over financial reporting as of January 31, 2022. In making this assessment, he used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). His assessment included an evaluation of the design of the Trust’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Based on his assessment and those criteria, the Principal Executive Officer of the Sponsor concluded that the Trust maintained effective internal control over financial reporting as of January 31, 2022.

BBD, LLP, the independent registered public accounting firm that audited and reported on the financial statements as of and for the year ended January 31, 2022 included in this Form 10-K, as stated in their report which is included herein, issued an attestation report on the effectiveness of the Trust’s internal control over financial reporting as of January 31, 2022.

April 13, 2022

Item 9B. Other Information

Not applicable.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The Trust has no directors or executive officers. The biography of the President and Chief Investment Officer of the Sponsor is set out below:

Axel Merk, President and Chief Investment Officer

Mr. Merk is the founder of the Sponsor and has served as President, Chief Investment Officer and Manager of the Sponsor since its inception in December 2000. Mr. Merk oversees and directs the Sponsor’s business and operations, including its fulfillment of its obligations to the Trust. Mr. Merk founded Merk Investments AG in 1994, and served as Chief Investment Officer from 1994 to 2001, during which time he provided investment advisory services. In October 2001, Merk Investments AG transferred its advisory functions to the Sponsor, where Mr. Merk continues to provide advisory services and, since 2005, manages a family of currency mutual funds. Mr. Merk earned a B.A. in Economics (magna cum laude) and a M. Sc. in Computer Science from Brown University in 1991 and 1992, respectively. Mr. Merk is 52 years old.

Item 11. Executive Compensation

The Trust does not have directors or executive officers. The only ordinary expense paid by the Trust is the Sponsor’s Fee.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters Security Ownership of Certain Beneficial Owners

Beneficial Ownership

	Amount and Nature of Shares Beneficially Owned
Name and Address of Beneficial Owners(1)	Number	Percentage
Merk Investments LLC; Merk Hard Currency Fund	58,799	0.16%

(1)	Beneficial ownership is as of April 11, 2022. Of the 58,799 shares being reported on, 37,499 shares (the “Sponsor Shares”) are held by Merk Investments LLC (the “Sponsor”) and the remaining 21,300 shares (the “Fund Shares”) are held by the Merk Hard Currency Fund (the “Fund”). The Sponsor holds sole voting and sole dispositive power over the Sponsor Shares. The Fund and the Sponsor, as investment advisor and manager of the Fund, share voting power over the Fund Shares. The Sponsor, as investment advisor and manager of the Fund, holds sole dispositive power over the Fund Shares. The Sponsor and the Fund disclaim beneficial ownership of the Fund Shares. The Sponsor’s address is 555 Bryant St #455, Palo Alto, California 94301, and the Fund’s address is P.O. Box 558, Portland, Maine 04112.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Not applicable.

Item 14. Principal Accounting Fees and Services.

Fees for services performed by BBD LLP, as paid by the Sponsor from the Sponsor’s Fee, for the years ending January 31, 2022 and 2021:

	2022	2021
Audit fees	$60,750	$$60,750
Audit-related fees	—	—
Total	$60,750	$$60,750

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

Item 16. Form 10-K Summary.

None.

VANECK MERK GOLD TRUST

FINANCIAL STATEMENTS AS OF JANUARY 31, 2022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Sponsor, Trustee and the Shareholders of VanEck Merk Gold Trust

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying statements of assets and liabilities of VanEck Merk Gold Trust (the “Trust”), including the schedules of investment, as of January 31, 2022 and 2021, and the related statements of operations and changes in net assets for each of the years in the three-year period ended January 31, 2022, the financial highlights for each of the years in the five-year period ended January 31, 2022, and the related notes (collectively referred to as the “financial statements”). We also have audited the Trust’s internal control over financial reporting as of January 31, 2022, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Trust as of January 31, 2022 and 2021, and the results of its operations, changes in its net assets and financial highlights for each of the periods referred to above, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Trust maintained, in all material respects, effective internal control over financial reporting as of January 31, 2022, based on criteria established in Internal Control-Integrated Framework (2013) issued by COSO.

Basis for Opinion

The Trust’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Trust's financial statements and an opinion on the Trust's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Trust in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Definition and Limitations of Internal Control over Financial Reporting

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to those charged with governance and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

BBD, LLP

We have served as the auditor of the VanEck Merk Gold Trust since 2014.

Philadelphia, Pennsylvania

April 12, 2022

VanEck Merk Gold Trust

Statements of Assets and Liabilities

	January 31, 2022	January 31, 2021
Assets
Investments in gold bullion (cost $533,769,944 and $371,338,269, respectively)	$586,245,778	$442,483,116
Capital shares receivable	-	7,224,607
Gold Bullion sold receivable	-	251,710
Total Assets	586,245,778	449,959,433

Liabilities
Capital shares payable	-	251,710
Gold Bullion purchased payable	-	7,224,596
Sponsor’s fee payable	6	11
Other payables	-	11
Total Liabilities	6	7,476,328

Net Assets	$586,245,772	$442,483,105

Net Assets Consists of:
Paid-in-capital	$532,684,047	$370,737,948
Accumulated earnings	53,561,725	71,745,157
	$586,245,772	$442,483,105

Shares issued and outstanding (no par value)	33,599,843	24,366,372
Net asset value per share	$17.45	$18.16

See notes to financial statements.

VanEck Merk Gold Trust

Statements of Operations

	For the Year ended January 31, 2022	For the Year ended January 31, 2021	For the Year ended January 31, 2020
Expenses
Sponsor’s fees	$1,271,275	$1,013,291	$660,166
Total expenses	1,271,275	1,013,291	660,166

Net investment loss	(1,271,275)	(1,013,291)	(660,166)

Net Realized and Unrealized Gain (Loss)
Net realized gain from gold bullion distributed for redemptions	1,756,856	7,325,362	96,601
Net change in unrealized appreciation (depreciation) on investment in gold bullion	(18,669,013)	32,005,146	30,303,992
Net realized and unrealized gain (loss) from operations	(16,912,157)	39,330,508	30,400,593

Net Increase (Decrease) in Net Assets resulting from operations	$(18,183,432)	$38,317,217	$29,740,427

See notes to financial statements.

VanEck Merk Gold Trust

Statements of Changes in Net Assets

	For the Year ended January 31, 2022	For the Year ended January 31, 2021	For the Year ended January 31, 2020
Net Assets—beginning of year	$442,483,105	$198,479,743	$154,177,917
Creations	179,243,246	244,523,754	19,581,163
Redemptions	(17,297,147)	(38,837,609)	(5,019,764)
Net investment loss	(1,271,275)	(1,013,291)	(660,166)
Net realized gain from gold bullion distributed for redemptions	1,756,856	7,325,362	96,601
Net change in unrealized appreciation (depreciation) on investment in gold bullion	(18,669,013)	32,005,146	30,303,992
Net Assets—end of year	$586,245,772	$442,483,105	$198,479,743

See notes to financial statements.

VanEck Merk Gold Trust

Financial Highlights

Per Share Performance (for a share outstanding throughout each year)

	For the Year Ended January 31, 2022	For the Year Ended January 31, 2021	For the Year Ended January 31, 2020	For the Year Ended January 31, 2019	For the Year Ended January 31, 2018
Net asset value per share, beginning of year	$18.16	$15.48	$12.99	$13.25	$12.00

Net investment loss (a)	(0.04)	(0.05)	(0.06)	(0.05)	(0.05)
Net realized and unrealized gain (loss) on investment in gold bullion	(0.67)	2.73	2.55	(0.21)	1.30
Net change in net assets from operations	(0.71)	2.68	2.49	(0.26)	1.25
Net asset value per share, end of year	$17.45	$18.16	$15.48	$12.99	13.25

Total return, at net asset value	(3.91)%	17.31%	19.17%	(1.96)%	10.42%

Ratio to average net assets
Net investment loss	(0.25)%	(0.30)%	(0.40)%	(0.40)%	(0.40)%
Net expenses	0.25%	0.30%	0.40%	0.40%	0.40%

(a)	Calculated using average shares outstanding.

See notes to financial statements.

VanEck Merk Gold Trust

Schedules of Investment

January 31, 2022

	Fine Ounces	Cost	Value	% of Net Assets
Gold Bullion	326,554	$533,769,944	$586,245,778	100.00%
Total Investments	326,554	$533,769,944	$586,245,778	100.00%
Liabilities in excess of other assets			(6)	(0.00	)%(a)
Net Assets			$586,245,772	100.00%

January 31, 2021

	Fine Ounces	Cost	Value	% of Net Assets
Gold Bullion	237,409	$371,338,269	$442,483,116	100.00%
Total Investments	237,409	$371,338,269	$442,483,116	100.00%
Liabilities in excess of other assets			(11)	(0.00	)%(a)
Net Assets			$442,483,105	100.00%

(a)	Amount is less than 0.005%.

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

The following table summarizes the inputs used as of January 31, 2022 in determining the Trust’s investments at fair value for purposes of ASC 820:

	Level 1	Level 2	Level 3
Investment in Gold	$586,245,778	$—	$—
Total	$586,245,778	$—	$—

The following table summarizes the inputs used as of January 31, 2021 in determining the Trust’s investments at fair value for purposes of ASC 820:

	Level 1	Level 2	Level 3
Investment in Gold	$442,483,116	$—	$—
Total	$442,483,116	$—	$—

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

Changes in the shares for the year ending January 31, 2022 are as follows:

	Shares	Amount
Shares, beginning of year at February 1, 2021	24,366,372	$370,737,948
Shares issued	10,223,025	179,243,246
Shares redeemed	(989,554)	(17,297,147)
Shares, end of year at January 31, 2022	33,599,843	$532,684,047

Changes in the shares for the year ending January 31, 2021 are as follows:

	Shares	Amount
Shares, beginning of year at February 1, 2020	12,817,945	$165,051,803
Shares issued	13,807,611	244,523,754
Shares redeemed	(2,259,184)	(38,837,609)
Shares, end of year at January 31, 2021	24,366,372	$370,737,948

Changes in the shares for the year ending January 31, 2020 are as follows:

	Shares	Amount
Shares, beginning of year at February 1, 2019	11,873,295	$150,490,404
Shares issued	1,347,199	19,581,163
Shares redeemed	(402,549)	(5,019,764)
Shares, end of year at January 31, 2020	12,817,945	$165,051,803

2.4. Income Taxes

The Trust is treated as a “grantor trust” for U.S. federal tax purposes. As a result, the Trust itself is not subject to U.S. federal income tax. Instead, the Trust’s income and expenses “flow through” to the shareholders and the Trustee reports the Trust’s income, gains, losses and deductions to the Internal Revenue Service on that basis.

The Sponsor has evaluated whether or not there are uncertain tax positions that require financial statement recognition and has determined that no reserves for uncertain tax positions are required as of January 31, 2022.

2.5. Revenue Recognition Policy

A gain or loss is recognized based on the difference between the selling price and the average cost method of the gold sold on a trade date basis.

3. INVESTMENT IN GOLD

The following represents the changes in Ounces of gold and the respective fair value at January 31, 2022:

	Ounces	Fair Value
Beginning balance as of February 1, 2021	237,409	$442,483,116
Gold bullion contributed	98,772	177,971,942
Gold bullion distributed	(9,627)	(17,297,123)
Realized gain (loss) from gold distributed from in-kind	—	1,756,856
Change in unrealized appreciation (depreciation)	—	(18,669,013)

Ending balance as of January 31, 2022	326,554	$586,245,778

The following represents the changes in Ounces of gold and the respective fair value at January 31, 2021:

	Ounces	Fair Value
Beginning balance as of February 1, 2020	125,287	$198,479,752
Gold bullion contributed	134,167	243,510,455
Gold bullion distributed	(22,045)	(38,837,599)
Realized gain (loss) from gold distributed from in-kind	—	7,325,362
Change in unrealized appreciation (depreciation)	—	32,005,146

Ending balance as of January 31, 2021	237,409	$442,483,116

The following represents the changes in ounces of gold and the respective fair value at January 31, 2020:

	Ounces	Fair Value
Beginning balance as of February 1, 2019	116,515	$154,177,919
Gold bullion contributed	12,719	18,920,998
Gold bullion distributed	(3,947)	(5,019,758)
Realized gain (loss) from gold distributed from in-kind	—	96,601
Change in unrealized appreciation (depreciation)	—	30,303,992

Ending balance as of January 31, 2020	125,287	$198,479,752

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

5. SHAREHOLDER OWNERSHIP

Merk Hard Currency Fund owned a market value of $1,072,750 (61,300 shares) which equates to 0.18% ownership in the Trust as of January 31, 2022.

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

MERK INVESTMENTS LLC
Sponsor of the VanEck Merk Gold Trust

Date: April 13, 2022	/s/ Axel Merk
Axel Merk
President and Chief Investment Officer
(Principal Executive Officer and Principal Financial Officer)

*	The Registrant is a trust and the person is signing in his capacity as an officer of Merk Investments LLC, the Sponsor of the Registrant.