Form 10-Q
period 2022-04-30
VanEck Merk Gold Trust
filed 2022-06-06
CIK 1546652

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2022

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

As of June 2, 2022, the issuer had 36,602,625 shares outstanding.

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

ii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

VanEck Merk Gold Trust

Statements of Assets and Liabilities

	April 30, 2022	January 31, 2022
	(unaudited)
Assets
Investments in gold bullion (cost $587,493,045 and $533,769,944, respectively)	$676,703,608	$586,245,778
Total assets	$676,703,608	$586,245,778

Liabilities
Sponsor’s fee payable	4	6
Total liabilities	4	6

Net assets	$676,703,604	$586,245,772

Net assets consists of:
Paid-in-capital	$586,749,337	$532,684,047
Accumulated earnings	89,954,267	53,561,725
	$676,703,604	$586,245,772

Shares issued and outstanding (no par value)	36,451,520	33,599,843
Net asset value per share	$18.56	$17.45

See notes to unaudited financial statements.

VanEck Merk Gold Trust

Statements of Operations

	For the Three Months Ended April 30, 2022	For the Three Months Ended April 30, 2021
	(unaudited)	(unaudited)
Expenses
Sponsor’s fees	$396,568	$269,000
Total expenses	396,568	269,000
Net investment loss	(396,568)	(269,000)

Net realized and unrealized gain (loss)
Net realized gain from gold bullion distributed for redemptions	54,381	50,040
Net change in unrealized appreciation (depreciation) on investment in gold bullion	36,734,729	(23,610,080)
Net realized and unrealized gain (loss) from operations	36,789,110	(23,560,040)

Net increase (decrease) in net assets resulting from operations	$36,392,542	$(23,829,040)

See notes to unaudited financial statements.

VanEck Merk Gold Trust

Statements of Changes in Net Assets

	For the Three Months Ended April 30, 2022	For the Three Months Ended April 30, 2021
	(unaudited)	(unaudited)
Net assets, beginning of period	$586,245,772	$442,483,105
Creations	54,431,583	29,412,196
Redemptions	(366,293)	(511,150)
Net investment loss	(396,568)	(269,000)
Net realized gain from gold bullion distributed for redemptions	54,381	50,040
Net change in unrealized appreciation (depreciation) on investment in gold bullion	36,734,729	(23,610,080)
Net assets, end of period	$676,703,604	$447,555,111

See notes to unaudited financial statements.

VanEck Merk Gold Trust

Financial Highlights

Per Share Performance (for a share outstanding throughout each period)

	For the Three Months Ended April 30, 2022	For the Three Months Ended April 30, 2021
	(unaudited)	(unaudited)
Net asset value per share, beginning of period	$17.45	$18.16
Net investment loss(a)	(0.01)	(0.01)
Net realized and unrealized gain (loss) on investment in gold bullion	1.12	(0.94)
Net change in net assets from operations	1.11	(0.95)
Net asset value per share, end of period	$18.56	$17.21

Total return, at net asset value(b)	6.36%	(5.23)%

Ratio to average net assets(c)
Net investment loss	(0.25)%	(0.25)%
Net expenses	0.25%	0.25%

(a)	Calculated using average shares outstanding

(b)	Not annualized

(c)	Annualized

See notes to unaudited financial statements.

VanEck Merk Gold Trust

Schedules of Investment

April 30, 2022 (unaudited)

	Fine Ounces	Cost	Value	% of Net Assets
Gold bullion	354,054	$587,493,045	$676,703,608	100.00%
Total investments	354,054	$587,493,045	$676,703,608	100.00%
Liabilities in excess of other assets			(4)	0.00	%(a)
Net assets			$676,703,604	100.00%

January 31, 2022

	Fine Ounces	Cost	Value	% of Net Assets
Gold bullion	326,554	$533,769,944	$586,245,778	100.00%
Total investments	326,554	$533,769,944	$586,245,778	100.00%
Liabilities in excess of other assets			(6)	0.00	%(a)
Net assets			$586,245,772	100.00%

(a)	Amount is less than 0.005%

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

VanEck Merk Gold Trust

Notes to Unaudited Financial Statements
(continued)

The following table summarizes the inputs used as of April 30, 2022 in determining the Trust’s investments at fair value for purposes of ASC 820:

	Level 1	Level 2	Level 3
Investment in gold	$676,703,608	$—	$—
Total	$676,703,608	$—	$—

The following table summarizes the inputs used as of January 31, 2022 in determining the Trust’s investments at fair value for purposes of ASC 820:

	Level 1	Level 2	Level 3
Investment in gold	$586,245,778	$—	$—
Total	$586,245,778	$—	$—

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

Changes in the shares for the three-month period ended April 30, 2022 are as follows:

	Shares	Amount
Shares, beginning of period at February 1, 2022	33,599,843	$532,684,047
Shares issued	2,871,240	54,431,583
Shares redeemed	(19,563)	(366,293)
Shares, end of period at April 30, 2022	36,451,520	$586,749,337

Changes in the shares for the year ended January 31, 2022 are as follows:

	Shares	Amount
Shares, beginning of period at February 1, 2021	24,366,372	$370,737,948
Shares issued	10,223,025	179,243,246
Shares redeemed	(989,554)	(17,297,147)
Shares, end of period at January 31, 2022	33,599,843	$532,684,047

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

The Sponsor has evaluated whether or not there are uncertain tax positions that require financial statement recognition and has determined that no reserves for uncertain tax positions are required as of April 30, 2022.

2.5. Revenue Recognition Policy

A gain or loss is recognized based on the difference between the selling price and the average cost method of the gold sold on a trade date basis.

3. INVESTMENT IN GOLD

The following represents the changes in Ounces of gold and the respective fair value at April 30, 2022:

	Ounces	Fair Value
Beginning balance as of February 1, 2022	326,554	$586,245,778
Gold bullion contributed	27,690	54,035,013
Gold bullion distributed	(190)	(366,293)
Realized gain (loss) from gold distributed from in-kind	—	54,381
Change in unrealized appreciation (depreciation)	—	36,734,729
Ending balance as of April 30, 2022	354,054	$676,703,608

The following represents the changes in Ounces of gold and the respective fair value at January 31, 2022:

	Ounces	Fair Value
Beginning balance as of February 1, 2021	237,409	$442,483,116
Gold bullion contributed	98,772	177,971,942
Gold bullion distributed	(9,627)	(17,297,123)
Realized gain (loss) from gold distributed from in-kind	—	1,756,856
Change in unrealized appreciation (depreciation)	—	(18,669,013)
Ending balance as of January 31, 2022	326,554	$586,245,778

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

5. SHAREHOLDER OWNERSHIP

Merk Hard Currency Fund owned a market value of $392,346 (21,300 shares) which equates to 0.06% ownership in the Trust as of April 30, 2022.

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

7. UNCERTAINTY REGARDING THE EFFECT OF COVID-19

The price of the Shares could be adversely affected by the effects of COVID-19

COVID-19 has not had a significant impact on the Trust. There have been some signs of increased demand for physical gold as well as some supply constraints for certain coins at times during the pandemic. As a result, precious metals dealers have increased coin and bar premiums at times. The Sponsor regularly updates available coins and Processing Fees on merkgold.com/fees.

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

The Three Months Ended April 30, 2022 Compared to the Three Months Ended April 30, 2021

The Trust’s NAV increased from $586,245,772 on January 31, 2022 to $676,703,604 on April 30, 2022, a 15.43% increase, compared to a 1.15% increase from $442,483,105 on January 31, 2021 to $447,555,111 on April 30, 2021. The increase in the Trust’s NAV in the quarter ended April 30, 2022 resulted from an increase in the value of investments in gold bullion as compared to the prior period. The number of outstanding Shares increased from 33,599,843 Shares on January 31, 2022 to 36,451,520 Shares on April 30, 2022 due to the creation of Shares by Authorized Participants and the creation of 21,240 Shares in the quarter for Sponsor’s fees, as compared to 15,940 Shares for such purpose in the quarter ended April 30, 2021. The number of outstanding Shares on April 30, 2021 was 26,002,321. The Sponsor’s fees are payable at an annualized rate of 0.25% of the Trust’s NAV, accrued on a daily basis computed on the prior Business Day’s NAV and paid monthly in arrears. Prior to July 24, 2020, the Sponsor’s fees accrued at an annualized rate of .40% of the Trust’s NAV. Due to the daily accrual but monthly payment, the number of Sponsor’s fee Shares issued can vary and possibly decrease, even as the number of Shares outstanding increases slightly.

The Trust’s NAV per Share increased 6.36% during the quarter ended April 30, 2022, starting at $17.45 per Share and ending at $18.56 per Share, compared to a decrease of 5.23%, from $18.16 to $17.21 during the quarter ended April 30, 2021. The Trust’s NAV per share decreased slightly more than the price per ounce of gold on a percentage basis due to the Sponsor’s fees, which were 21,240 Shares in total for the quarter ended April 30, 2022, compared with 15,940 Shares paid as Sponsor’s fees in the quarter ended April 30, 2021. The NAV per share of $19.81 on March 8, 2022 was the highest during the quarter, compared with a low of $17.42 on February 3, 2022.

The change in net assets from operations for the quarter ended April 30, 2022 was $36,392,542, resulting from the Sponsor’s fees of $(396,568), a net realized gain of $54,381 from gold bullion distributed for redemptions, and a net change in unrealized appreciation on investment in gold bullion of $36,734,729. In comparison, change in net assets from operations for the quarter ended April 30, 2021 was $(23,829,040), resulting from the Sponsor’s fees of $(269,000), a net realized gain of $50,040 from gold bullion distributed for redemptions, and a net change in unrealized depreciation on investment in gold bullion of $(23,610,080).

Other than the Sponsor’s fee, the Trust had no expenses during the quarter ended April 30, 2022 or the quarter ended April 30, 2021.

For the calendar quarter ended April 30, 2022, the Marketing Agent earned a fee of $51,086 which was paid by the Sponsor on May 31, 2022; since the initiation of the Marketing Agent’s efforts on behalf of the Trust on October 22, 2015, a total of $466,356 in Fees has been paid, representing 0.73% of the Maximum Fee potentially payable to the Marketing Agent pursuant to the Marketing Agent Agreement. Effective July 24, 2020, the Sponsor and the Marketing Agent amended the fee structure under the Marketing Agent Agreement, however the financial obligations created thereunder remain the obligations of the Sponsor of the Trust, any fees payable thereunder remain payable from the Sponsor’s fee and the cap on the fees payable to the Marketing Agent remains unchanged.

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

The Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s gold as necessary to pay the Trust’s expenses not otherwise assumed by the Sponsor. The Trustee will not sell gold to pay the Sponsor’s fee but will pay the Sponsor’s fee in Shares in lieu of cash. At April 30, 2022 and April 30, 2021, the Trust did not have any cash balances.

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

Under the supervision and with the participation of the principal executive officer and principal financial officer of the Sponsor, the Sponsor conducted an evaluation of the Trust’s disclosure controls and procedures, as defined under Exchange Act Rules 13a-15(e) and 15d-15(e). Based on this evaluation, the principal executive officer and principal financial officer of the Sponsor concluded that, as of April 30, 2022, the Trust’s disclosure controls and procedures were effective.

There have been no changes in the Trust’s or Sponsor’s internal control over financial reporting that occurred during the Trust’s fiscal quarter ended April 30, 2022 that have materially affected, or are reasonably likely to materially affect, the Trust’s or Sponsor’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

You should carefully consider the factors discussed under the caption “Risk Factors” beginning on page 20 of our Annual Report on Form 10-K for the fiscal year ended January 31, 2022 (the “Annual Report”), filed with the Securities and Exchange Commission on April 13, 2022, which could materially affect our business, financial condition or future results. There have been no material changes in our risk factors from those disclosed in the Annual Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	None.

(b)	Not applicable.

(c)

Shares Redeemed Per Month in the Quarter ended April 30, 2022	Total Shares Redeemed	Average Ounces of Gold Per Share
Period
02/01/22 to 02/29/22	10,398	0.00971800
03/01/22 to 03/31/22	8,444	0.00971601
04/01/22 to 04/30/22	721	0.00971394
	19,563

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

MERK INVESTMENTS LLC
Sponsor of the VanEck Merk Gold Trust

Date: June 6, 2022.	/s/ Axel Merk
Axel Merk
President and Chief Executive Officer
(Principal Executive Officer and Principal Financial Officer)

*	The Registrant is a trust and the person is signing in his capacities as officers of Merk Investments LLC, the Sponsor of the Registrant.