Form 10-Q
period 2022-07-31
VanEck Merk Gold Trust
filed 2022-09-06
CIK 1546652

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2022

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

As of September 2, 2022, the issuer had 36,516,806 shares outstanding.

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

ii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

VanEck Merk Gold Trust

Statements of Assets and Liabilities

	July 31, 2022	January 31, 2022
	(unaudited)
Assets
Investments in gold bullion (cost $592,176,641 and $533,769,944, respectively)	$623,229,746	$586,245,778
Total assets	623,229,746	586,245,778

Liabilities
Sponsor’s fee payable	15	6
Total liabilities	15	6

Net assets	$623,229,731	$586,245,772

Net assets consists of:
Paid-in-capital	$590,574,390	$532,684,047
Accumulated earnings	32,655,341	53,561,725
	$623,229,731	$586,245,772
Shares issued and outstanding (no par value)	36,617,439	33,599,843
Net asset value per share	$17.02	$17.45

See notes to unaudited financial statements.

VanEck Merk Gold Trust

Statements of Operations

	For the Three Months Ended July 31, 2022	For the Three Months Ended July 31, 2021	For the Six Months Ended July 31, 2022	For the Six Months Ended July 31, 2021
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Expenses
Sponsor’s fees	$406,742	$303,240	$803,310	$572,240
Total expenses	406,742	303,240	803,310	572,240
Net investment loss	(406,742)	(303,240)	(803,310)	(572,240)

Net realized and unrealized gain (loss)
Net realized gain from gold bullion distributed for redemptions	1,265,274	859,881	1,319,655	909,921
Net change in unrealized appreciation (depreciation) on investment in gold bullion	(58,157,458)	13,322,236	(21,422,729)	(10,287,844)
Net realized and unrealized gain (loss) from operations	(56,892,184)	14,182,117	(20,103,074)	(9,377,923)

Net increase (decrease) in net assets resulting from operations	$(57,298,926)	$13,878,877	$(20,906,384)	$(9,950,163)

See notes to unaudited financial statements.

VanEck Merk Gold Trust

Statements of Changes in Net Assets

	For the Three Months Ended July 31, 2022	For the Three Months Ended July 31, 2021	For the Six Months Ended July 31, 2022	For the Six Months Ended July 31, 2021
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Net assets, beginning of period	$676,703,604	$447,555,111	$586,245,772	$442,483,105
Creations	27,825,697	48,666,602	82,257,280	78,078,798
Redemptions	(24,000,644)	(7,884,284)	(24,366,937)	(8,395,434)
Net investment loss	(406,742)	(303,240)	(803,310)	(572,240)
Net realized gain from gold bullion distributed for redemptions	1,265,274	859,881	1,319,655	909,921
Net change in unrealized appreciation (depreciation) on investment in gold bullion	(58,157,458)	13,322,236	(21,422,729)	(10,287,844)
Net assets, end of period	$623,229,731	$502,216,306	$623,229,731	$502,216,306

See notes to unaudited financial statements.

VanEck Merk Gold Trust

Financial Highlights

Per Share Performance (for a share outstanding throughout each period)

	For the Three Months Ended July 31, 2022	For the Three Months Ended July 31, 2021	For the Six Months Ended July 31, 2022	For the Six Months Ended July 31, 2021
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Net asset value per share, beginning of period	$18.56	$17.21	$17.45	$18.16
Net investment loss(a)	(0.01)	(0.01)	(0.02)	(0.02)
Net realized and unrealized gain (loss) on investment in gold bullion	(1.53)	0.57	(0.41)	(0.37)
Net change in net assets from operations	(1.54)	0.56	(0.43)	(0.39)
Net asset value per share, end of period	$17.02	$17.77	$17.02	$17.77

Total return, at net asset value(b)	(8.30)%	3.25%	(2.46)%	(2.15)%

Ratio to average net assets(c)
Net investment loss	(0.25)%	(0.25)%	(0.25)%	(0.25)%
Net expenses	0.25%	0.25%	0.25%	0.25%

(a)	Calculated using average shares outstanding

(b)	Not annualized

(c)	Annualized

See notes to unaudited financial statements.

VanEck Merk Gold Trust

Schedules of Investment

July 31, 2022 (unaudited)

	Fine Ounces	Cost	Value	% of Net Assets
Gold bullion	355,441	$592,176,641	$623,229,746	100.00%
Total investments	355,441	$592,176,641	$623,229,746	100.00%
Liabilities in excess of other assets			(15)	(0.00	)%(a)
Net assets			$623,229,731	100.00%

January 31, 2022

	Fine Ounces	Cost	Value	% of Net Assets
Gold bullion	326,554	$533,769,944	$586,245,778	100.00%
Total investments	326,554	$533,769,944	$586,245,778	100.00%
Liabilities in excess of other assets			(6)	(0.00	)%(a)
Net assets			$586,245,772	100.00%

(a)	Amount is less than 0.005%

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

VanEck Merk Gold Trust

Notes to Unaudited Financial Statements

(continued)

The following table summarizes the inputs used as of July 31, 2022 in determining the Trust’s investments at fair value for purposes of ASC 820:

	Level 1	Level 2	Level 3
Investment in gold	$623,229,746	$—	$—
Total	$623,229,746	$—	$—

The following table summarizes the inputs used as of January 31, 2022 in determining the Trust’s investments at fair value for purposes of ASC 820:

	Level 1	Level 2	Level 3
Investment in gold	$586,245,778	$—	$—
Total	$586,245,778	$—	$—

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

Changes in the shares for the six-month period ended July 31, 2022 are as follows:

	Shares	Amount
Shares, beginning of period at February 1, 2022	33,599,843	$532,684,047
Shares issued	4,444,474	82,257,280
Shares redeemed	(1,426,878)	(24,366,937)
Shares, end of period at July 31, 2022	36,617,439	$590,574,390

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

The Sponsor has evaluated whether or not there are uncertain tax positions that require financial statement recognition and has determined that no reserves for uncertain tax positions are required as of July 31, 2022.

2.5. Revenue Recognition Policy

A gain or loss is recognized based on the difference between the selling price and the average cost method of the gold sold on a trade date basis.

3. INVESTMENT IN GOLD

The following represents the changes in Ounces of gold and the respective fair value at July 31, 2022:

	Ounces	Fair Value
Beginning balance as of February 1, 2022	326,554	$586,245,778
Gold bullion contributed	42,741	81,454,004
Gold bullion distributed	(13,854)	(24,366,962)
Realized gain (loss) from gold distributed from in-kind	—	1,319,655
Change in unrealized appreciation (depreciation)	—	(21,422,729)
Ending balance as of July 31, 2022	355,441	$623,229,746

The following represents the changes in Ounces of gold and the respective fair value at January 31, 2022:

	Ounces	Fair Value
Beginning balance as of February 1, 2021	237,409	$442,483,116
Gold bullion contributed	98,772	177,971,942
Gold bullion distributed	(9,627)	(17,297,123)
Realized gain (loss) from gold distributed from in-kind	—	1,756,856
Change in unrealized appreciation (depreciation)	—	(18,669,013)
Ending balance as of January 31, 2022	326,554	$586,245,778

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

5. SHAREHOLDER OWNERSHIP

Merk Hard Currency Fund owned a market value of $364,017 (21,300 shares) which equates to 0.06% ownership in the Trust as of July 31, 2022.

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

The Three Months Ended July 31, 2022 Compared to the Three Months Ended July 31, 2021

The Trust’s NAV decreased from $676,703,604 at April 30, 2022 to $623,229,731 at July 31, 2022, a 7.90% decrease, compared to a 12.21% increase from $447,555,111 at April 30, 2021 to $502,216,306 at July 31, 2021. The decrease in the Trust’s NAV in the quarter ended July 31, 2022 resulted from a decrease in the value of investments in gold bullion as compared to the prior period. The number of outstanding Shares increased from 36,451,520 Shares at April 30, 2022 to 36,617,439 Shares at July 31, 2022 due to the creation of Shares by Authorized Participants and the creation of 23,234 Shares in the quarter for Sponsor’s fees, as compared to 17,044 Shares for such purpose in the quarter ended July 31, 2021. The number of outstanding Shares on July 31, 2021 was 28,267,310. Effective July 24, 2020, the Sponsor’s fees are payable at an annualized rate of 0.25% of the Trust’s NAV, accrued on a daily basis computed on the prior Business Day’s NAV and paid monthly in arrears. Prior to July 24, 2020, the Sponsor’s fees accrued at an annualized rate of 0.40% of the Trust’s NAV. Due to the daily accrual but monthly payment, the number of Sponsor’s fee Shares issued can vary and possibly decrease, even as the number of Shares outstanding increases slightly.

The Trust’s NAV per Share decreased 8.30% during the quarter ended July 31, 2022, starting at $18.56 per Share and ending at $17.02 per Share, compared to an increase of 3.25%, from $17.21 to $17.77 during the quarter ended July 31, 2021. The Trust’s NAV per share decreased slightly more than the price per ounce of gold on a percentage basis due to the Sponsor’s fees, which were 23,234 Shares in total for the quarter ended July 31, 2022, compared with 17,044 Shares paid as Sponsor’s fees in the quarter ended July 31, 2021. The NAV per share of $18.56 on May 5, 2022 was the highest during the quarter, compared with a low of $16.51 on July 14, 2022.

The change in net assets from operations for the quarter ended July 31, 2022 was $(57,298,926), resulting from the Sponsor’s fees of $(406,742), a net realized gain of $1,265,274 from gold bullion distributed for redemptions, and a net change in unrealized depreciation on investment in gold bullion of $(58,157,458). In comparison, the change in net assets from operations for the quarter ended July 31, 2021 was $13,878,877, resulting from the Sponsor’s fees of $(303,240), a net realized gain of $859,881 from gold bullion distributed for redemptions, and a net change in unrealized appreciation on investment in gold bullion of $13,322,236.

Other than the Sponsor’s fee, the Trust had no expenses during the quarter ended July 31, 2022 or the quarter ended July 31, 2021.

The Six Months Ended July 31, 2022 Compared to the Six Months Ended July 31, 2021

The Trust’s NAV increased from $586,245,772 at January 31, 2022 to $623,229,731 at July 31, 2022, a 6.31% increase, compared to a 13.50% increase from $442,483,105 at January 31, 2021 to $502,216,306 at July 31, 2021. The increase in the Trust’s NAV in the six months ended July 31, 2022 resulted from a decrease in the value of investments in gold bullion that was offset by the creation of Shares as compared to the prior period. The number of outstanding Shares increased from 33,599,843 Shares at January 31, 2022 to 36,617,439 Shares at July 31, 2022 due to the redemption of 1,426,878 Shares offset by the creation of 4,444,474 Shares which include 44,474 Shares created for Sponsor’s fees in the six months ended July 31, 2022, as compared to 482,046 Shares redeemed, offset by 4,382,984 shares created which include 32,984 Shares created for Sponsor’s fees in the six months ended July 31, 2021. The number of outstanding Shares on July 31, 2021 was 28,267,310. Effective July 24, 2020, the Sponsor’s fees are payable at an annualized rate of 0.25% of the Trust’s NAV, accrued on a daily basis computed on the prior Business Day’s NAV and paid monthly in arrears. Prior to July 24, 2020, the Sponsor’s fees accrued at an annualized rate of 0.40% of the Trust’s NAV. Due to the daily accrual but monthly payment, the number of Sponsor’s fee Shares issued can vary and possibly decrease, even as the number of Shares outstanding increases slightly.

The Trust’s NAV per Share decreased approximately 2.46% during the six months ended July 31, 2022, starting at $17.45 per Share and ending at $17.02 per Share, compared to a decrease of 2.15%, from $18.16 to $17.77 during the six months ended July 31, 2021. The Trust’s NAV per share decreased slightly more than the price per ounce of gold on a percentage basis due to the Sponsor’s fees, which were 44,474 Shares in total for the six months ended July 31, 2022, compared with 32,984 Shares paid as Sponsor’s fees in the six months ended July 31, 2021. The NAV per share of $19.81 on March 8, 2022 was the highest during the six months ended July 31, 2022, compared with a low of $16.51 on July 14, 2022.

The change in net assets from operations for the six months ended July 31, 2022 was $(20,906,384), resulting from the Sponsor’s fees of $(803,310) and a net realized and unrealized loss on investment in gold bullion of $(20,103,074). In comparison, the change in net assets from operations for the six months ended July 31, 2021 was $(9,950,163), resulting from the Sponsor’s fees of $(572,240) and a net realized and unrealized loss on investment in gold bullion of $(9,377,923).

Other than the Sponsor’s fee, the Trust had no expenses during the quarter ended July 31, 2022 or the quarter ended July 31, 2021.

For the calendar quarter ended June 30 2022, the Marketing Agent earned a fee of $112,310 which was paid by the Sponsor on August 29, 2022; since the initiation of the Marketing Agent’s efforts on behalf of the Trust on October 22, 2015, a total of $578,666 in Fees has been paid, representing 0.8047% of the maximum fee potentially payable to the Marketing Agent pursuant to the Marketing Agent Agreement.  Effective July 24, 2020, the Sponsor and the Marketing Agent amended the fee structure under the Marketing Agent Agreement, however the financial obligations created thereunder remain the obligations of the Sponsor of the Trust, any fees payable thereunder remain payable from the Sponsor’s fee and the cap on the fees payable to the Marketing Agent remains unchanged.

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

The Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s gold as necessary to pay the Trust’s expenses not otherwise assumed by the Sponsor. The Trustee will not sell gold to pay the Sponsor’s fee but will pay the Sponsor’s fee in Shares in lieu of cash. At July 31, 2022 and July 31, 2021, the Trust did not have any cash balances.

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

Under the supervision and with the participation of the principal executive officer and principal financial officer of the Sponsor, the Sponsor conducted an evaluation of the Trust’s disclosure controls and procedures, as defined under Exchange Act Rules 13a-15(e) and 15d-15(e). Based on this evaluation, the principal executive officer and principal financial officer of the Sponsor concluded that, as of July 31, 2022, the Trust’s disclosure controls and procedures were effective.

There have been no changes in the Trust’s or Sponsor’s internal control over financial reporting that occurred during the Trust’s fiscal quarter ended July 31, 2022 that have materially affected, or are reasonably likely to materially affect, the Trust’s or Sponsor’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	None.

(b)	Not applicable.

(c)

Shares Redeemed Per Month in the Quarter ended July 31, 2022	Total Shares Redeemed	Average Ounces of Gold Per Share
Period
05/01/22 to 05/31/22	356,696	0.00971196
06/01/22 to 06/30/22	200,000	0.00970987
07/01/22 to 07/31/22	850,619	0.00970768
	1,407,315

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

MERK INVESTMENTS LLC
Sponsor of the VanEck Merk Gold Trust

Date: September 6, 2022	/s/ Axel Merk
Axel Merk
President and Chief Executive Officer
(Principal Executive Officer and Principal Financial Officer)

*	The Registrant is a trust and the person is signing in his capacities as officers of Merk Investments LLC, the Sponsor of the Registrant.