Form 10-Q
period 2022-10-31
VanEck Merk Gold Trust
filed 2022-12-08
CIK 1546652

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2022

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

As of December 1, 2022, the issuer had 33,588,922 shares outstanding.

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

ii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

VanEck Merk Gold Trust

Statements of Assets and Liabilities

	October 31, 2022	January 31, 2022
	(unaudited)
Assets
Investments in gold bullion (cost $538,965,489 and $533,769,944, respectively)	$529,960,066	$586,245,778
Total assets	529,960,066	586,245,778

Liabilities
Sponsor’s fee payable	12	6
Total liabilities	12	6

Net assets	$529,960,054	$586,245,772

Net assets consists of:
Paid-in-capital	$537,885,391	$532,684,047
Accumulated earnings	(7,925,337)	53,561,725
	$529,960,054	$586,245,772

Shares issued and outstanding (no par value)	33,332,198	33,599,843
Net asset value per share	$15.90	$17.45

See notes to unaudited financial statements.

VanEck Merk Gold Trust

Statements of Operations

	For the Three Months Ended October 31, 2022	For the Three Months Ended October 31, 2021	For the Nine Months Ended October 31, 2022	For the Nine Months Ended October 31, 2021
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Expenses
Sponsor’s fees	$380,901	$329,573	$1,184,211	$901,813
Total expenses	380,901	329,573	1,184,211	901,813
Net investment loss	(380,901)	(329,573)	(1,184,211)	(901,813)

Net realized and unrealized gain (loss)
Net realized gain (loss) from gold bullion distributed for redemptions	(141,249)	11,912	1,178,406	921,833
Net change in unrealized appreciation (depreciation) on investment in gold bullion	(40,058,528)	(15,451,298)	(61,481,257)	(25,739,142)
Net realized and unrealized gain (loss) from operations	(40,199,777)	(15,439,386)	(60,302,851)	(24,817,309)

Net increase (decrease) in net assets resulting from operations	$(40,580,678)	$(15,768,959)	$(61,487,062)	$(25,719,122)

See notes to unaudited financial statements.

VanEck Merk Gold Trust

Statements of Changes in Net Assets

	For the Three Months Ended October 31, 2022	For the Three Months Ended October 31, 2021	For the Nine Months Ended October 31, 2022	For the Nine Months Ended October 31, 2021
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Net assets, beginning of period	$623,229,731	$502,216,306	$586,245,772	$442,483,105
Creations	21,693,449	79,365,152	103,950,729	157,443,950
Redemptions	(74,382,448)	(129,603)	(98,749,385)	(8,525,037)
Net investment loss	(380,901)	(329,573)	(1,184,211)	(901,813)
Net realized gain (loss) from gold bullion distributed for redemptions	(141,249)	11,912	1,178,406	921,833
Net change in unrealized appreciation (depreciation) on investment in gold bullion	(40,058,528)	(15,451,298)	(61,481,257)	(25,739,142)
Net assets, end of period	$529,960,054	$565,682,896	$529,960,054	$565,682,896

See notes to unaudited financial statements.

VanEck Merk Gold Trust

Financial Highlights

Per Share Performance (for a share outstanding throughout each period)

	For the Three Months Ended October 31, 2022	For the Three Months Ended October 31, 2021	For the Nine Months Ended October 31, 2022	For the Nine Months Ended October 31, 2021
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Net asset value per share, beginning of period	$17.02	$17.77	$17.45	$18.16
Net investment loss(a)	(0.01)	(0.01)	(0.03)	(0.03)
Net realized and unrealized gain (loss) on investment in gold bullion	(1.11)	(0.55)	(1.52)	(0.92)
Net change in net assets from operations	(1.12)	(0.56)	(1.55)	(0.95)
Net asset value per share, end of period	$15.90	$17.21	$15.90	$17.21

Total return, at net asset value(b)	(6.58)%	(3.15)%	(8.88)%	(5.23)%

Ratio to average net assets(c)
Net investment loss	(0.25)%	(0.25)%	(0.25)%	(0.25)%
Net expenses	0.25%	0.25%	0.25%	0.25%

(a)	Calculated using average shares outstanding
(b)	Not annualized
(c)	Annualized

See notes to unaudited financial statements.

VanEck Merk Gold Trust

Schedules of Investment

October 31, 2022 (unaudited)

	Fine Ounces	Cost	Value	% of Net Assets
Gold bullion	323,344	$538,965,489	$529,960,066	100.00%
Total investments	323,344	$538,965,489	$529,960,066	100.00%
Liabilities in excess of other assets			(12)	(0.00	)%(a)
Net assets			$529,960,054	100.00%

January 31, 2022

	Fine Ounces	Cost	Value	% of Net Assets
Gold bullion	326,554	$533,769,944	$586,245,778	100.00%
Total investments	326,554	$533,769,944	$586,245,778	100.00%
Liabilities in excess of other assets			(6)	(0.00	)%(a)
Net assets			$586,245,772	100.00%

(a)	Amount is less than 0.005%

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

VanEck Merk Gold Trust

Notes to Unaudited Financial Statements

(continued)

The following table summarizes the inputs used as of October 31, 2022 in determining the Trust’s investments at fair value for purposes of ASC 820:

	Level 1	Level 2	Level 3
Investment in gold	$529,960,066	$—	$—
Total	$529,960,066	$—	$—

The following table summarizes the inputs used as of January 31, 2022 in determining the Trust’s investments at fair value for purposes of ASC 820:

	Level 1	Level 2	Level 3
Investment in gold	$586,245,778	$—	$—
Total	$586,245,778	$—	$—

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

Changes in the shares for the nine-month period ended October 31, 2022 are as follows:

	Shares	Amount
Shares, beginning of period at February 1, 2022	33,599,843	$532,684,047
Shares issued	5,767,892	103,950,729
Shares redeemed	(6,035,537)	(98,749,385)
Shares, end of period at October 31, 2022	33,332,198	$537,885,391

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

The Sponsor has evaluated whether or not there are uncertain tax positions that require financial statement recognition and has determined that no reserves for uncertain tax positions are required as of October 31, 2022.

2.5. Revenue Recognition Policy

A gain or loss is recognized based on the difference between the selling price and the average cost method of the gold sold on a trade date basis.

3. INVESTMENT IN GOLD

The following represents the changes in Ounces of gold and the respective fair value at October 31, 2022:

	Ounces	Fair Value
Beginning balance as of February 1, 2022	326,554	$586,245,778
Gold bullion contributed	55,354	102,766,509
old bullion distributed	(58,564)	(98,749,370)
Realized gain (loss) from gold distributed from in-kind	—	1,178,406
Change in unrealized appreciation (depreciation)	—	(61,481,257)
Ending balance as of October 31, 2022	323,344	$529,960,066

The following represents the changes in Ounces of gold and the respective fair value at January 31, 2022:

	Ounces	Fair Value
Beginning balance as of February 1, 2021	237,409	$442,483,116
Gold bullion contributed	98,772	177,971,942
Gold bullion distributed	(9,627)	(17,297,123)
Realized gain (loss) from gold distributed from in-kind	—	1,756,856
Change in unrealized appreciation (depreciation)	—	(18,669,013)
Ending balance as of January 31, 2022	326,554	$586,245,778

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

VanEck Merk Gold Trust

Notes to Unaudited Financial Statements

(continued)

6. UNCERTAINTY REGARDING THE EFFECT OF COVID-19

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

The Three Months Ended October 31, 2022 Compared to the Three Months Ended October 31, 2021

The Trust’s NAV decreased from $623,229,731 at July 31, 2022 to $529,960,054 at October 31, 2022, a 15% decrease, compared to an 12.6 % increase from $502,216,306 at July 31, 2021 to $565,682,896 at October 31, 2021. The decrease in the Trust’s NAV in the quarter ended October 31, 2022 resulted from a decrease in the value of investments in gold bullion as compared to the prior period. The number of outstanding Shares decreased from 36,617,439 Shares at July 31, 2022 to 33,332,198 Shares at October 31, 2022 due to the redemption of Shares by Authorized Participants and offset slightly by the creation of 23,418 Shares in the quarter for Sponsor’s fees, as compared to 19,092 Shares for such purpose in the quarter ended October 31, 2021. The number of outstanding Shares on October 31, 2021 was 32,878,894. Effective July 24, 2020, the Sponsor’s fees are payable at an annualized rate of 0.25% of the Trust’s NAV, accrued on a daily basis computed on the prior Business Day’s NAV and paid monthly in arrears. Prior to July 24, 2020, the Sponsor’s fees accrued at an annualized rate of 0.40% of the Trust’s NAV. Due to the daily accrual but monthly payment, the number of Sponsor’s fee Shares issued can vary and possibly decrease, even as the number of Shares outstanding increases slightly.

The Trust’s NAV per Share decreased 6.6% during the quarter ended October 31, 2022, starting at $17.02 per Share and ending at $15.90 per Share, compared to a decrease of 3.2%, from $17.77 to $17.21 during the quarter ended October 31, 2021. The Trust’s NAV per share decreased slightly more than the price per ounce of gold on a percentage basis due to the Sponsor’s fees, which were 23,418 Shares in total for the quarter ended October 31, 2022, compared with 19,092 Shares paid as Sponsor’s fees in the quarter ended October 31, 2021. The NAV per share of $17.44 on August 11, 2022 was the highest during the quarter, compared with a low of $15.83 on October 19, 2022.

The change in net assets from operations for the quarter ended October 31, 2022 was $(40,580,678), resulting from the Sponsor’s fees of $(380,901), a net realized loss from gold bullion distributed for redemptions of $(141,249) and a net change in unrealized depreciation on investment in gold bullion of $(40,058,528). In comparison, the change in net assets from operations for the quarter ended October 31, 2021 was $(15,768,959), resulting from the Sponsor’s fees of $(329,573), a net realized gain from gold bullion distributed for redemptions of $11,912, offset by a net change in unrealized depreciation on investment in gold bullion of $(15,451,298).

Other than the Sponsor’s fee, the Trust had no expenses during the quarter ended October 31, 2022 or the quarter ended October 31, 2021.

The Nine Months Ended October 31, 2022 Compared to the Nine Months Ended October 31, 2021

The Trust’s NAV decreased from $586,245,772 at January 31, 2022 to $529,960,054 at October 31, 2022, a 9.6% decrease, compared to a 27.8% increase from $442,483,105 at January 31, 2021 to $565,682,896 at October 31, 2021. The decrease in the Trust’s NAV in the nine months ended October 31, 2022 resulted from a decrease in the value of investments in gold bullion as compared to the prior period. The number of outstanding Shares decreased from 33,599,843 Shares at January 31, 2022 to 33,332,198 Shares at October 31, 2022 due to the redemption of Shares by Authorized Participants and offset slightly by the creation of 67,892 Shares for Sponsor’s fees, as compared to 52,076 Shares for such purpose in the nine months ended October 31, 2021. The number of outstanding Shares at October 31, 2021 was 32,878,894. Effective July 24, 2020, the Sponsor’s fees are payable at an annualized rate of 0.25% of the Trust’s NAV, accrued on a daily basis computed on the prior Business Day’s NAV and paid monthly in arrears. Prior to July 24, 2020, the Sponsor’s fees accrued at an annualized rate of 0.40% of the Trust’s NAV. Due to the daily accrual but monthly payment, the number of Sponsor’s fee Shares issued can vary and possibly decrease, even as the number of Shares outstanding increases slightly.

The Trust’s NAV per Share decreased 8.9% during the nine months ended October 31, 2022, starting at $17.45 per Share and ending at $15.90 per Share, compared to a decrease of 5.2%, from $18.16 to $17.21 during the nine months ended October 31, 2021. The Trust’s NAV per share decreased slightly more than the price per ounce of gold on a percentage basis due to the Sponsor’s fees, which were 67,892 Shares in total for the nine months ended October 31, 2022, compared with 52,076 Shares paid as Sponsor’s fees in the nine months ended October 31, 2021. The NAV per share of $19.81 on March 8, 2022 was the highest during the nine months ended October 31, 2022, compared with a low of $15.83 on October 19, 2022.

The change in net assets from operations for the nine months ended October 31, 2022 was $(61,487,062), resulting from the Sponsor’s fees of $(1,184,211), a net realized gain from gold bullion distributed for redemptions of $1,178,406 and a net change in unrealized depreciation on investment in gold bullion of $(61,481,257). In comparison, the change in net assets from operations for the nine months ended October 31, 2021 was $(25,719,122), resulting from the Sponsor’s fees of $(901,813), a net realized gain from gold bullion distributed for redemptions of $921,833 and a net change in unrealized depreciation on investment in gold bullion of $(25,739,142).

Other than the Sponsor’s fee, the Trust had no expenses during the nine months ended October 31, 2022 or the nine months ended October 31, 2021.

For the calendar quarter ended September 30, 2022, the Marketing Agent earned a fee of $80,229 which was paid by the Sponsor on November 22, 2022; since the initiation of the Marketing Agent’s efforts on behalf of the Trust on October 22, 2015, a total of $658,895 in Fees has been paid, representing 0.90% of the Maximum Fee potentially payable to the Marketing Agent pursuant to the Marketing Agent Agreement. Effective July 24, 2020, the Sponsor and the Marketing Agent amended the fee structure under the Marketing Agent Agreement, however the financial obligations created thereunder remain the obligations of the Sponsor of the Trust, any fees payable thereunder remain payable from the Sponsor’s fee and the cap on the fees payable to the Marketing Agent remains unchanged.

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

The Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s gold as necessary to pay the Trust’s expenses not otherwise assumed by the Sponsor. The Trustee will not sell gold to pay the Sponsor’s fee but will pay the Sponsor’s fee in Shares in lieu of cash. At October 31, 2022 and October 31, 2021, the Trust did not have any cash balances.

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

Under the supervision and with the participation of the principal executive officer and principal financial officer of the Sponsor, the Sponsor conducted an evaluation of the Trust’s disclosure controls and procedures, as defined under Exchange Act Rules 13a-15(e) and 15d-15(e). Based on this evaluation, the principal executive officer and principal financial officer of the Sponsor concluded that, as of October 31, 2022, the Trust’s disclosure controls and procedures were effective.

There have been no changes in the Trust’s or Sponsor’s internal control over financial reporting that occurred during the Trust’s fiscal quarter ended October 31, 2022 that have materially affected, or are reasonably likely to materially affect, the Trust’s or Sponsor’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

You should carefully consider the factors discussed under the caption “Risk Factors” beginning on page 19 of our Annual Report on Form 10-K for the fiscal year ended January 31, 2022 (the “Annual Report”), filed with the Securities and Exchange Commission on April 13, 2022, which could materially affect our business, financial condition or future results. There have been no material changes in our risk factors from those disclosed in the Annual Report, except as set forth below:

Russia launched a large-scale invasion of Ukraine on February 24, 2022. The extent and duration of the military action, resulting sanctions and economic impacts are impossible to predict. These and any related events could cause volatility in precious metals prices and have significant impact on Trust performance and the value of an investment in the Shares. Russia is a significant producer of gold. On March 7, 2022, in response to the Russian hostilities in the Ukraine, LBMA suspended six Russian refiners; as a result, new production by such refiners were no longer be accepted as “Good Delivery” by the London Bullion market. The bars these refiners previously produced will still be considered Good Delivery, consistent with past suspensions of refiners by the LBMA. However, fewer suppliers to the LBMA may lead to a lower supply of Good Delivery gold and further volatility in the price of gold.

Following an announcement at the G7 Summit to collectively ban the import of Russian gold, the UK passed regulations which prohibit the direct or indirect (i) import of gold that originated in Russia, (ii) acquisition of gold that originated in Russia or is located in Russia and (iii) supply or delivery of gold that originated in Russia, all after July 21, 2022. Similarly, U.S. regulations prohibit the import of gold of Russian origin into the United States on or after June 28, 2022 and European Union regulations prohibit the direct or indirect import, purchase or transfer of gold if it originates in Russia and has been exported from Russia after July 22, 2022. On August 3, 2022, Switzerland announced sanctions that ban buying, importing or transporting gold and gold products from Russia, as well as services in connection with said gold and gold products. Although it is not possible to predict the impact that these sanctions may have, such sanctions could impact the operations of the Trust and its service providers and could significantly harm the value of the Trust’s Shares.

The responses of countries and political bodies to Russia’s actions, the larger overarching tensions, and Ukraine’s military response and the potential for wider conflict may increase financial market volatility generally, have adverse effects on regional and global economic markets, and cause volatility in the price of gold and the price of the Shares. In addition, the conflict in Ukraine, along with global political fallout and implications including sanctions, shipping disruptions, collateral war damage, and a potential expansion of the conflict beyond Ukraine’s borders, could disturb the gold market.

The risks described in our Annual Report on Form 10-K are not the only risks facing the Trust. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	None.

(b)	Not applicable.

(c)

Shares Redeemed Per Month in the Quarter ended October 31, 2022	Total Shares Redeemed	Average Ounces of Gold Per Share
Period
08/01/22 to 08/31/22	(208,659)	0.00970579
09/01/22 to 09/30/22	(300,000)	0.00970359
10/01/22 to 10/31/22	(4,100,000)	0.00970162
	(4,608,659)

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

MERK INVESTMENTS LLC
Sponsor of the VanEck Merk Gold Trust

Date: December 8, 2022	/s/ Axel Merk
Axel Merk
President and Chief Executive Officer
(Principal Executive Officer and Principal Financial Officer)

*	The Registrant is a trust and the person is signing in his capacities as officers of Merk Investments LLC, the Sponsor of the Registrant.