Form 10-K
period 2023-01-31
VanEck Merk Gold Trust
filed 2023-04-13
CIK 1546652

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2023

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

As of July 31, 2022, the aggregate market value of the VanEck Merk Gold Shares held by non-affiliates of the registrant was approximately $625,792,032.51.

As of April 10, 2023, there were 36,518,027 VanEck Merk Gold Shares outstanding.

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

The redeemable per share value of the Shares increased from $17.45 at January 31, 2022 to $18.65 at January 31, 2023, the Trust’s fiscal year end. Outstanding Shares in the Trust increased from 33,599,843 Shares at January 31, 2022 to 35,203,259 Shares outstanding at January 31, 2023.

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

Gold jewelry demand on average has been around 70.48 million Ounces per year from the period of 2010 to 2022. Total annual jewelry demand amounted to 152.42 million Ounces in 2022. The largest decline was in 2020, down 38.5% or 21.76 million Ounces. Gold jewelry demand, as a proportion of total gold demand was 60.5% in 2013 before falling to 46.2%, the average during the period, in 2021. In 2022, gold jewelry demand, as a proportion of total demand, decreased by 9.4% from 2021.

Industrial and medical demand

In addition to its application in jewelry, gold has been widely used in manufacturing and medical treatment. In 2022, 6.5% of gold demand came from industrial fabrication. From the period of 2010 to 2022, over 70% of industrial demand has been derived from electronic component manufacturing, in large part due to gold’s high electronic conductivity and natural resistance to corrosion. Gold is also used for industrial decoration, such as gold plating and coating.

Industrial use of gold is more common in the developed world, whereas most of the gold fabrication in developing nations is typically for jewelry. Demand for gold used in electronics manufacturing fell sharply in 2009, down 11.7% from 2008, likely caused by weak economic conditions, but it rebounded 17.3% in 2010. From 2010 thereafter, demand for gold used in electronics fell every year between 2010 and 2016, before rising to 8.5 million Ounces in 2017, 8.6 million Ounces in 2018, fell to 8.4 million Ounces in 2019, fell to 8.0 million Ounces in 2020, rising to 8.7 million Ounces in 2021, and falling to 8.0 million Ounces in 2022.

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

Investment demand

As of 2022, around 2.6 billion Ounces of above-ground gold was held as an investment or store of value, accounting for 39.4% of the estimated total, under half of which was held by the official sector. In 2022, the official stock purchased by the official sector was 36.1 million Ounces.

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

Over the past decade, there has been a steady rise in the number of investors worldwide holding gold. A large part of this trend has been the advent and proliferation of gold-tracking exchange-traded funds, which allow investors greater access to investments in gold. In 2022, ETF investment demand was -2.3% of the total annual gold demand, as compared to -4.7% in 2021.

Sources of gold supply

Sources of gold supply include mine production, secondary supply from recycled gold and official sector sales.

Mine production

The largest portion of gold supply comes from mine production, including gold produced both from primary deposits and from secondary deposits where the gold is mined as a by-product. All the recorded gold ever mined in human history amounts to approximately 6.7 billion Ounces, or 208,874 metric tons. To put this in perspective, if every single ounce of this gold were placed next to each other, the resulting cube of pure gold would only measure around 22 metres on each side, says World Gold Council.

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

Over recent years, gold has been increasingly mined in developing countries; China is currently the world’s largest gold producing country. Other notable gold producing countries include Australia, Russia and South Africa. In 2022, global mine production amounted to 116.1 million Ounces, which was 1.4 million Ounces more than the year prior.

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

Recycled gold supply is highly affected by gold prices and economic conditions. Supplies reached elevated levels during the 1997–1998 Asian financial crisis and hit a record of 41.2 million Ounces in 2009, spurred by the global financial crisis and rising gold prices. Since then, the total amount of scrap gold has decreased to 36.7 million Ounces in 2022.

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

Since the onset of the financial crisis, the official sector reversed its role as a net seller over the previous nineteen years. From 2008 to 2013, the official sector was a net purchaser of 60.0 million Ounces of gold. Central banks of major developing economies, including the People’s Bank of China, the Reserve Bank of India and the Russian central bank, have substantially increased gold reserves. In September 2009, the IMF Executive Board approved the sale of 13.0 million Ounces, approximately one-eighth of the Fund’s total holdings of gold, to help boost its lending resources. The IMF completed the gold sales program in December 2010. In 2022, Kazakhstan decreased their gold reserves by 1.5 million Ounces and Turkey increased their gold reserves by 5.5 million Ounces, in 2022.

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

The COMEX is the largest gold futures and options exchange. In 2022, total gold futures and options contract volume amounted to 54.3 million and 9.8 million contracts, respectively3. In 2007, the Chicago Mercantile Exchange merged with the CBOT to form the Chicago Mercantile Exchange Group (the “CME Group”), and in 2008 the CME Group acquired the COMEX.

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

Historical movements in the gold price

The following chart illustrates the historical movements in the price of gold for the period January 1970 to January 2023, measured in U.S. dollar per Ounce.

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

In 2022, Gold started off at the year at $1,829.2 per Ounce. The metal reached a high of $2,050.76 per Ounce on March 8, 2022. The low for 2022 was $1,622.36 on September 26, 2022 and ended the year at $1,824.02 per Ounce.

Volatility

Annualized Standard Deviation

	S&P 500	Spot Gold	Spot Silver
1991–1995	10.1%	9.8%	23.2%
1996–2000	16.0%	13.0%	22.4%
2001–2005	14.9%	13.5%	24.1%
2006–2010	17.8%	19.5%	34.5%
2011–2015	11.7%	18.4%	35.5%
2016–2022	16.3%	13.9%	28.4%

Source: Bloomberg, Merk Investments LLC

Gold price volatility was 9.8% during 1991–1995 and rose to 13.0% for the period of 1996–2000, 13.5% for 2001–2005 and 19.5% for 2006–2010. Gold price volatility declined to 18.4% during the 2011–2015 period. In 2016-2022, gold price volatility came down further to 13.9%. The price of gold has historically been less volatile than other commodities such as silver. This lower volatility may reflect gold’s role as a financial asset and the much broader liquid financial market that gold has compared to other commodities.

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

The pricing index the Sponsor uses in relation to the Shares issued by the Trust intends to change to reference the Solactive Gold Spot Index (the “Solactive Index”) in lieu of the LBMA PM Gold Price. The date on which such change becomes effective is referred to herein as the “Index Change Date.”

Following the Index Change Date, in determining the Trust’s NAV, the Trustee will value the gold held by the trust based on the Solactive Index. Solactive AG (“Solactive”) will own, calculate, and disseminate the Solactive Index. The Solactive Index is a U.S. Dollar denominated index that aims to provide a price fixing for the gold spot price quoted as U.S. Dollars per Troy Ounce (“XAU”) and determined for the close of trading on the New York Stock Exchange (“NYSE”). The Solactive Index calculates gold bullion fixing prices by taking Time Weighted Average Prices (“TWAP”) of XAU trading prices provided via ICE Data Services (“IDS”) data feed.

Specifically, the Solactive Index uses a TWAP calculation to determine an average price that is time-weighted, using tick values of actual transactions (“Trade Ticks”) for two specified time periods around the scheduled close of trading on the NYSE (generally, 4:00 PM Eastern Time). The TWAP is derived for (1) the period ahead of the fixing (“Time Period 1”), which consists of the five minutes before the close of trading, and (2) the period directly after the fixing (“Time Period 2”), which consists of the six seconds after the close of trading. The TWAPs for Time Period 1 and Time Period 2 are then aggregated, with 90% weighting given to Time Period 1 and 10% weighting given to Time Period 2, to calculate the Solactive Index.

For any calculation day t, the Solactive Index (Indext), is determined in accordance with the following formula:

The Solactive Index is calculated and published by Solactive no later than 30 minutes following the close of trading on the NYSE, disseminated to major financial data providers, and made publicly available via the Trust’s website.

The Solactive Index calculation is based on XAU market data from IDS, which is a major provider of financial market data. The data is available through IDS’s data streaming service, which covers 2,700 spot rates and over 7,500 forwards and non-deliverable forwards, with an average of over 130 million updates per day for spot. IDS compiles data from over 100 sources, including market makers, execution venues, banks and brokers from across the globe, and every updating Trade Tick of spot streaming data is available via IDS’s Integrated Data Viewer service in a file-based format.

It is unlikely that, on any given trading day for the Shares, there would be no Trade Ticks recorded for XAU in either Time Period 1 or Time Period 2, such that the Solactive Index calculation could not be performed on such day. Trade Ticks representing XAU are the closing prices for specific gold bullion transactions posted in a 24-hour, global, over-the-counter gold bullion market, which is not subject to trading suspensions, trading halts, or market closures. However, in the unlikely event that IDS is unable to publish pricing information for XAU, for whatever reason, during either Time Period 1 or Time Period 2 on a given trading day, the last available Solactive Index calculation will be used in accordance with Solactive’s published and publicly available disruption policy.

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

The Sponsor will give 60 day notice of the Index Change Date by issuing a press release and filing an 8-K.

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

The Sponsor’s Fee for the year ended January 31, 2023 was $1,557,794.

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

The Sponsor

The Sponsor, Merk Investments LLC, is a Delaware limited liability company. The Sponsor’s office is located at 1150 Chestnut St. Menlo Park, CA 94025. The Sponsor has provided investment advisory services to mutual funds since 2005. As of December 31, 2022, the Sponsor had approximately $1,022.35 million of assets under management. The Sponsor’s role is discussed below, and it has undertaken the responsibilities set forth below.

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

The Sponsor exercised its right to visit the Custodian’s premises and inspect the Trust’s gold and related records most recently on August 22, 2022.

During the fiscal year that ended January 31, 2023, Inspectorate International Limited, a leading commodity inspection and testing company, conducted a physical gold audit of the Trust on February 23, 2022. Due to rail strikes in the UK, Inspectorate was unable to perform a physical inspection of the Trust’s gold on January 31, 2023. Inspectorate was able to conduct a physical gold audit of the Trust on February 2, 2023.

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

The Trustee values the gold held by the Trust based on LBMA PM Gold Price, which is the afternoon session of the twice daily fix of the price of a Fine Ounce of gold which starts at 3:00 PM London, England time and is performed in London by the ICE Benchmark Administration as an independent third-party administrator. The Trustee also determines the NAV per Share. If on a day when the Trust’s NAV is being calculated the LBMA PM Gold Price for that day is not available, the Trustee will value the gold held by the Trust based on that day’s LBMA AM Gold Price, and if no fix is available for the day, the Trustee will value the Trust’s gold based on the most recently announced LBMA AM Gold Price or LBMA PM Gold Price. Prior to March 20, 2015, the Trustee utilized the daily fix of the price of a Fine Ounce of gold as performed by the five members of the London gold fix, which has now been replaced by the ICE Benchmark Administration as an independent third-party administrator. The Trust may elect to change its benchmark pricing index in the future, which adds uncertainty to the accuracy of the benchmark and the net asset value of the Trust and the value of an investment in the Shares could be adversely impacted. Additionally, due to the new pricing index, there is little to no trading data. It is possible that electronic failures or other unanticipated events may occur that could result in delays. Any such disruptions may also result in an incorrect valuation of the Trust’s gold and an inaccurate computation of the Sponsor’s fee, among other potential effects.

The Solactive Index is New, and Therefore, May Have Limited Trading Data and Disruptions

Effective as of the Index Change Date, the Trustee will value the gold held by the Trust based on the Solactive Index. Potential disruptions and limited data could impact the value of the gold held by the Trust and could have an adverse effect on the value of an investment in the Shares.

Effective as of the Index Change Date, the Trustee will value the gold held by the Trust based on the Solactive Index, which is described under “Business – Valuation of Gold and Computation of Net Asset Value”. The Trustee will also use the Solactive Index to determine the NAV per Share. Prior to the Index Change Date, the Trustee will continue to value the gold held by the Trust based on the LBMA PM Gold Price, also as described under “Business – Valuation of Gold and Computation of Net Asset Value.”

In the event that the Solactive Index does not prove to be an accurate benchmark, the NAV of the Trust and the value of an investment in the Shares could be adversely impacted. Additionally, because the Solactive Index is a new pricing mechanism, there is little trading data using the Solactive Index. It is possible that electronic failures or other unanticipated events may occur that could result in delays in the announcement of, or the ability of Solactive to produce, the Solactive Index on any given date. Further, any actual or perceived disruptions that result in the perception that the Solactive Index is vulnerable to actual or attempted manipulation could adversely affect the behavior of investors and traders, which may have an effect on the price of gold should the Solactive Index be broadly adopted. Any such disruptions in the determination of the Solactive Index may also result in an incorrect valuation of the Trust’s gold and an inaccurate computation of the Sponsor’s fee, among other potential effects.

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

Trust Shares may trade at, above or below the NAV per Share. The NAV per Share will fluctuate with changes in the market value of the gold owned by the Trust. The trading price of the Shares will fluctuate with changes in the NAV per Share as well as market supply and demand. The amount of the discount or premium in the trading price relative to the NAV per Share may be influenced by non-concurrent trading hours between the NYSE Arca and major gold markets. While the Shares will trade on the NYSE Arca until 4:00 PM (New York time), liquidity in the market for gold may be reduced after the close of the major world gold markets, including London. As a result, during this time, trading spreads and the resulting discount or premium on the Shares may widen. The Trust may elect to change its benchmark pricing index in the future, which may reduce the discrepancy in the trading price.

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

In December 2019, a novel strain of coronavirus, COVID-19, was reported to have surfaced in Wuhan, Hubei Province, China. In January 2020, this coronavirus spread to other countries, including the United States and Europe. The World Health Organization classified the outbreak as a pandemic as it spread globally, and additional variants of COVID-19 continue to circulate and may cause further market disruption and shutdowns (including as a result of government regulation and prevention measures). The COVID-19 pandemic has had and will likely continue to have serious and potentially adverse impacts on social, economic, and financial systems, including significant uncertainty and volatility in the financial markets. Governmental authorities and regulators throughout the world have, in the past, responded to major economic disruptions with a variety of fiscal and monetary policy changes, such as quantitative easing, new monetary programs and lower interest rates. An unexpected or quick reversal of these policies, or the ineffectiveness of these policies, is likely to increase volatility in the market generally, and could specifically increase volatility in the market for gold, which could adversely affect the price of the Shares. Efforts to contain the spread of this coronavirus has intensified. To date, this coronavirus has not had a significant impact on our business. Although we currently expect that any disruptive impact of coronavirus on our business will be temporary, this situation continues to evolve and therefore we cannot predict the extent to which the continued COVID-19 outbreak will directly or indirectly affect the price of the Shares. There were some signs of increased demand for physical gold in March 2020 and as a result the precious metals dealer increased coin and bar premiums; the Sponsor has updated available coins and Processing Fees on merkgold.com/fees as information has become available. Future infectious illness outbreaks or other public health emergencies could have similar or other unforeseen impacts and may exacerbate pre-existing political, social and economic risks in certain countries or globally, which could adversely affect the value of the Shares.

Uncertainty regarding the effects of the Russia-Ukraine Conflict

The price of the Shares could be adversely affected by the effects of the Russia-Ukraine war.

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

(b)

Not applicable.

(c)

Although the Trust does not purchase Shares directly from its investors in connection with Delivery Applications or the redemption of Baskets, the Trust redeemed Shares as follows during the year ended January 31, 2023:

Period	Total Shares Redeemed	Average Ounces of Gold Per Share
First Quarter	19,563	0.009715954
Second Quarter	1,407,315	0.009709869
Third Quarter	4,608,659	0.009703733
Fourth Quarter	-	0.009696937

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

NAV per Share vs. 1/100th Gold Fix from the Date of Inception to January 31, 2023.

The divergence of the NAV per Share from the gold price over time reflects the cumulative effect of the Trust expenses that arise if an investment had been held since inception.

Critical Accounting Policies

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

	Ounces	Fair Value
Beginning balance as of February 1, 2022	326,554	$586,245,778
Gold bullion contributed	73,293	135,924,342
Gold bullion distributed	(58,565)	(98,749,370)
Realized gain from gold distributed from in-kind	—	1,178,406
Change in unrealized appreciation (depreciation)	—	31,993,651
Ending balance as of January 31, 2023	341,282	$656,592,807

Under the Custody Agreement, the Trustee, the Sponsor and the Sponsor’s auditors and inspectors may visit the premises of the Custodian for the purpose of examining the Trust’s gold and certain related records maintained by the Custodian.

The Sponsor exercised its right to visit the Custodian’s premises and inspect the Trust’s gold and related records most recently on August 22, 2022.

During the fiscal year that ended January 31, 2023, Inspectorate International Limited, a leading commodity inspection and testing company, conducted a physical gold audit of the Trust on February 23, 2022. Due to rail strikes in the UK, Inspectorate was unable to perform a physical inspection of the Trust’s gold on January 31, 2023. Inspectorate was able to conduct a physical gold audit of the Trust on February 2, 2023.

Prospective Change in Pricing Index

The pricing index the Sponsor uses in relation to the Shares issued by the Trust intends to change to reference the Solactive Index in lieu of the LBMA PM Gold Price.

Following the Index Change Date, in determining the Trust’s NAV, the Trustee will value the gold held by the trust based on the Solactive Index. Solactive will own, calculate, and disseminate the Solactive Index. The Solactive Index is a U.S. Dollar denominated index that aims to provide a price fixing for the gold spot price quoted as U.S. Dollars per Troy Ounce and determined for the close of trading on the NYSE. The Solactive Index calculates gold bullion fixing prices by taking TWAP of XAU trading prices provided via IDS data feed.

Specifically, the Solactive Index uses a TWAP calculation to determine an average price that is time-weighted, using Trade Ticks for two specified time periods around the scheduled close of trading on the NYSE (generally, 4:00 PM Eastern Time). The TWAP is derived for (1) the Time Period 1, which consists of the five minutes before the close of trading, and (2) Time Period 2, which consists of the six seconds after the close of trading. The TWAPs for Time Period 1 and Time Period 2 are then aggregated, with 90% weighting given to Time Period 1 and 10% weighting given to Time Period 2, to calculate the Solactive Index.

For any calculation day t, the Solactive Index (Indext), is determined in accordance with the following formula:

The Solactive Index is calculated and published by Solactive no later than 30 minutes following the close of trading on the NYSE, disseminated to major financial data providers, and made publicly available via the Trust’s website.

The Solactive Index calculation is based on XAU market data from IDS, which is a major provider of financial market data. The data is available through IDS’s data streaming service, which covers 2,700 spot rates and over 7,500 forwards and non-deliverable forwards, with an average of over 130 million updates per day for spot. IDS compiles data from over 100 sources, including market makers, execution venues, banks and brokers from across the globe, and every updating Trade Tick of spot streaming data is available via IDS’s Integrated Data Viewer service in a file-based format.

It is unlikely that, on any given trading day for the Shares, there would be no Trade Ticks recorded for XAU in either Time Period 1 or Time Period 2, such that the Solactive Index calculation could not be performed on such day. Trade Ticks representing XAU are the closing prices for specific gold bullion transactions posted in a 24-hour, global, over-the-counter gold bullion market, which is not subject to trading suspensions, trading halts, or market closures. However, in the unlikely event that IDS is unable to publish pricing information for XAU, for whatever reason, during either Time Period 1 or Time Period 2 on a given trading day, the last available Solactive Index calculation will be used in accordance with Solactive’s published and publicly available disruption policy.

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

The Sponsor will give 60 day notice of the Index Change Date by issuing a press release and filing an 8-K.

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

Comparison of the Fiscal Years Ended January 31, 2023 and 2022

The Trust’s NAV increased from $586,245,772 on January 31, 2022 to $656,592,798 on January 31, 2023, a 12% increase for the fiscal year. The increase in the Trust’s NAV resulted primarily from an increase in the number of Shares issued during the period, which rose from 33,599,843 Shares issued and outstanding on January 31, 2022 to 35,203,259 Shares issued and outstanding on January 31, 2023.

NAV per Share increased 6.88% from $17.45 on January 31, 2022 to $18.65 on January 31, 2023. The Trust’s NAV per Share increased slightly less than the price per Ounce of gold on a percentage basis due to the Sponsor’s Fee, which was $1,557,794 for the year, or 0.24% of the Trust’s net assets on an annualized basis.

The NAV per Share of $19.81 on March 8, 2022 was the highest during the year, compared with a low of $15.80 on November 3, 2022.

Net increase in net assets resulting from operations for the year ended January 31, 2023 was 31,614,263, resulting from a net realized gain of $1,178,406 from gold bullion distributed for redemptions and an increase in unrealized appreciation on gold of $31,993,651 and by the Sponsor’s Fee of $1,557,794. Other than the Sponsor’s Fee, the Trust had no expenses during the year ended January 31, 2023.

For the calendar year ended December 31, 2021, the Marketing Agent earned a fee of $233,426. For the calendar year ended December 31, 2022, the Marketing Agent earned a fee of $322,287. The total fees earned by the Marketing Agent since the initiation of the Marketing Agent’s efforts through December 31, 2022 are $737,557, which at that time represented 0.97% of the Maximum Fee potentially payable to the Marketing Agent pursuant to the Marketing Agent Agreement. The fee earned in a calendar quarter is paid in the subsequent calendar quarter.

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

Comparison of the Fiscal Years Ended January 31, 2021 and 2020

The Trust’s NAV increased from $198,479,743 on January 31, 2020 to $442,483,105 on January 31, 2021, an 122.94% increase for the fiscal year. The increase in the Trust’s NAV resulted primarily from an increase in the number of Shares issued during the period, which rose from 12,817,945 Shares issued and outstanding on January 31, 2020 to 24,366,372 Shares issued and outstanding on January 31, 2021.

NAV per Share increased 17.31% from $15.48 on January 31, 2020 to $18.16 on January 31, 2021. The Trust’s NAV per Share increased slightly less than the price per Ounce of gold on a percentage basis due to the Sponsor’s Fee, which was $1,013,291 for the year, or 0.30% of the Trust’s assets on an annualized basis.

The NAV per Share of $20.17 on August 06, 2020 was the highest during the year, compared with a low of $14.40 on March 19, 2020.

Net increase in net assets resulting from operations for the year ended January 31, 2021 was $38,317,217, resulting from a net realized gain of $7,325,362 from gold bullion distributed for redemptions and an increase in unrealized appreciation on gold of $32,005,146 and by the Sponsor’s Fee of $1,013,291. Other than the Sponsor’s Fee, the Trust had no expenses during the year ended January 31, 2021.

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

Liquidity

The Trust is not aware of any trends, demands, conditions or events that are reasonably likely to result in material changes to its liquidity needs. In exchange for the Sponsor’s Fee, the Sponsor has agreed to assume most of the expenses incurred by the Trust. As a result, the only expense of the Trust during the period covered by this Report was the Sponsor’s Fee. The Trustee will not sell gold to pay the Sponsor’s Fee but will pay the Sponsor’s Fee through Share creation. At January 31, 2023, the Trust did not have any cash balances.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 8. Financial Statements

The audited financial statements required by Regulation S-X, with the report of the Trust’s independent registered public accounting firm, appear on pages F-1 to F-14 of this Report and are incorporated in this Item 8 by reference to such information.

VanEck Merk Gold Trust

Quarterly Statements of Operations

For the year ended January 31, 2023

	(unaudited)
	Three Months ended April 30, 2022	Three Months ended July 31, 2022	Three Months ended October 31, 2022	Three Months ended January 31, 2023	Year ended January 31, 2023
EXPENSES
Sponsor’s fees	$396,568	$406,742	$380,901	$373,583	$1,557,794
Total expenses	396,568	406,742	380,901	373,583	1,557,794

Net Investment loss	(396,568)	(406,742)	(380,901)	(373,583)	(1,557,794)

Net Realized and Unrealized Gain (Loss)
Net realized gain (loss) from gold bullion distributed for redemptions	54,381	1,265,274	(141,249)	-	1,178,406
Net change in unrealized appreciation (depreciation) on investment in gold bullion	36,734,729	(58,157,458)	(40,058,528)	93,474,908	31,993,651
Net realized and unrealized gain (loss) from operations	36,789,110	(56,892,184)	(40,199,777)	93,474,908	33,172,057

Net Increase (Decrease) in Net Assets resulting from operations	$36,392,542	$(57,298,926)	$(40,580,678)	$93,101,325	$31,614,263

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Effective March 6, 2023, BBD LLP (“BBD”) ceased to serve as the independent registered public accounting firm of VanEck Merk Gold Trust (the “Trust”). Merk Investments, LLC (“Merk”), as Sponsor of the Trust, approved the replacement of BBD as a result of Cohen & Company, Ltd.’s (“Cohen”) acquisition of BBD’s investment management group.

The report of BBD on the financial statements of the Trust as of and for the fiscal years ended January 31, 2022 and 2021 did not contain an adverse opinion or a disclaimer of opinion, and were not qualified or modified as to uncertainties, audit scope or accounting principles. During the fiscal years ended January 31, 2023 and 2022, and during the subsequent interim period through March 8, 2023: (i) there were no disagreements between the registrant and BBD on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of BBD, would have caused it to make reference to the subject matter of the disagreements in its report on the financial statements of the Trust for such years or interim period; and (ii) there were no “reportable events,” as defined in Item 304(a)(1)(v) of Regulation S-K under the Securities Exchange Act of 1934, as amended.

The registrant requested that BBD furnish it with a letter addressed to the U.S. Securities and Exchange Commission stating that it agrees with the above statements. A copy of such letter is filed as an exhibit to Form 8-K, filed with the Securities and Exchange Commission on March 10, 2023.

Effective March 8, 2023, Merk, as Sponsor of the Trust, also recommended and approved the appointment of Cohen as the Trust’s independent registered public accounting firm for the fiscal year ending January 31, 2023.

During the fiscal years ended January 31, 2023 and 2022, and during the subsequent interim period through March 8, 2023, neither the registrant, nor anyone acting on its behalf, consulted with Cohen on behalf of the Trust regarding the application of accounting principles to a specified transaction (either completed or proposed), the type of audit opinion that might be rendered on the Trust’s financial statements, or any matter that was either: (i) the subject of a “disagreement,” as defined in Item 304(a)(1)(iv) of Regulation S-K and the instructions thereto; or (ii) “reportable events,” as defined in Item 304(a)(1)(v) of Regulation S-K.

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

Under the supervision and with the participation of the principal executive officer and principal financial officer of the Sponsor, the Sponsor conducted an evaluation of the Trust’s disclosure controls and procedures, as defined under Exchange Act Rule 13a-15(e), as of January 31, 2023. Based on this evaluation, the principal executive officer and principal financial officer of the Sponsor concluded that the Trust’s disclosure controls and procedures were effective as of January 31, 2023.

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

The Principal Executive Officer of the Sponsor assessed the effectiveness of the Trust’s internal control over financial reporting as of January 31, 2023. In making this assessment, he used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). His assessment included an evaluation of the design of the Trust’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Based on his assessment and those criteria, the Principal Executive Officer of the Sponsor concluded that the Trust maintained effective internal control over financial reporting as of January 31, 2023.

Cohen & Company, Ltd., the independent registered public accounting firm that audited and reported on the financial statements as of and for the year ended January 31, 2023 included in this Form 10-K, as stated in their report which is included herein, issued an attestation report on the effectiveness of the Trust’s internal control over financial reporting as of January 31, 2023.

April 13, 2023

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

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The Trust has no directors or executive officers. The biography of the President and Chief Investment Officer of the Sponsor is set out below:

Axel Merk, President and Chief Investment Officer

Mr. Merk is the founder of the Sponsor and has served as President, Chief Investment Officer and Manager of the Sponsor since its inception in December 2000. Mr. Merk oversees and directs the Sponsor’s business and operations, including its fulfillment of its obligations to the Trust. Mr. Merk founded Merk Investments AG in 1994, and served as Chief Investment Officer from 1994 to 2001, during which time he provided investment advisory services. In October 2001, Merk Investments AG transferred its advisory functions to the Sponsor, where Mr. Merk continues to provide advisory services and, since 2005, manages a family of currency mutual funds. Mr. Merk earned a B.A. in Economics (magna cum laude) and a M. Sc. in Computer Science from Brown University in 1991 and 1992, respectively. Mr. Merk is 53 years old.

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

Securities Authorized for Issuance under Equity Incentive Plans

Not applicable.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Not applicable.

Item 14. Principal Accounting Fees and Services.

Fees for services performed by Cohen & Company, Ltd., as paid by the Sponsor from the Sponsor’s Fee, for the year ending January 31, 2023 and fees for services performed by BBD, LLP, as paid by the Sponsor from the Sponsor’s Fee, for the year ending January 31, 2022:

	2023	2022
Audit fees	$61,500	$60,750
Audit-related fees	—	—
Total	$61,500	$60,750

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)(1) Financial Statements

See Index to Financial Statements on Page F-1 for a list of the financial statements being filed herein.

(a)(2) Financial Statement Schedules

Schedules have been omitted since they are either not required, not applicable, or the information has otherwise been included.

(a)(3) Exhibits

Exhibit No.	Exhibit Description
4.1(a)	Form of Depositary Trust Agreement between Merk Investments LLC, as sponsor, and The Bank of New York Mellon, as trustee (incorporated by reference to Exhibit 4.1 filed with Registration Statement No. 333-180868 on April 15, 2014)
4.1(b)	First Amendment To Depositary Trust Agreement, dated as of October 22, 2015, by and between Merk Investments LLC, as sponsor of the Trust, and The Bank of New York Mellon, as trustee of the Trust (incorporated by reference to Exhibit 4.1 filed with Current Report on Form 8-K on October 26, 2015)
4.1(c)	Second Amendment to the Depositary Trust Agreement, dated as of April 28, 2016, by and between Merk Investments LLC, as sponsor of the Trust, and The Bank of New York Mellon, as trustee of the Trust (incorporated by reference to Exhibit 4.1(c) filed with Annual Report on Form 10-K/A on April 29, 2016)
4.2	Form of Authorized Participant Agreement (incorporated by reference to Exhibit 4.2 filed with Registration Statement No. 333-180868 on March 20, 2014)
4.3	Form of Certificate of Shares of the Trust (included as Exhibit A to the Depositary Trust Agreement)
4.4	Form of First Amendment to Authorized Participant Agreement, dated as of August 8, 2017, adopted by Merk Investments LLC, as sponsor of the Trust, and The Bank of New York Mellon, as trustee of the Trust (incorporated by reference to Exhibit 4.2 filed with Quarterly Report on Form 10-Q for the quarter ended July 31, 2017 on September 6, 2017)
4.5	Description of Securities.
10.1	Allocated Account Agreement between JPMorgan Chase Bank, N.A., as custodian, and The Bank of New York Mellon, solely in its capacity as trustee of the Merk Gold Trust, dated May 6, 2014 (incorporated by reference to Exhibit 10.1 filed with Registration Statement No. 333-180868 on May 7, 2014)
10.2	Unallocated Account Agreement between JPMorgan Chase Bank, N.A., as custodian, and The Bank of New York Mellon, solely in its capacity as trustee of the Merk Gold Trust, dated May 6, 2014 (incorporated by reference to Exhibit 10.2 filed with Registration Statement No. 333-180868 on May 7, 2014)
10.3	Transaction and Shipping Agreement by and between Merk Investments LLC, as sponsor of the Merk Gold Trust, and Coins ‘N Things Inc., dated May 2, 2014 (incorporated by reference to Exhibit 10.4 filed with Registration Statement No. 333-180868 on May 7, 2014)
10.4	Marketing Agent Agreement between Merk Investments LLC, as sponsor of the Trust, and Van Eck Securities Corporation, dated October 22, 2015 (incorporated by reference to Exhibit 10.1 filed with Current Report on Form 8-K on October 26, 2015)
10.4.1	Amendment to Marketing Agent Agreement, dated as of July 24, 2020, by and between Merk Investments LLC and Van Eck Securities Corporation (incorporated by reference to Exhibit 10.4.1 filed with Quarterly Report on Form 10-Q for the quarter ending July 31, 2020 on September 4, 2020)
23.1	Consent of Cohen & Company, Ltd., Independent Registered Public Accounting Firm.
23.2	Consent of BBD, LLP, Independent Registered Public Accounting Firm.
31.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification by Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

Item 16. Form 10-K Summary.

None.

VANECK MERK GOLD TRUST

FINANCIAL STATEMENTS AS OF JANUARY 31, 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Sponsor, Trustee and the Shareholders of VanEck Merk Gold Trust

Opinions on the Financial Statements and Internal Control Over Financial Reporting

We have audited the accompanying statement of assets and liabilities, including the schedule of investment, of VanEck Merk Gold Trust (the “Trust”) as of January 31, 2023, and the related statements of operations and changes in net assets, and the financial highlights for the year then ended, and the related notes (collectively referred to as the “financial statements”). We have also audited the Trust’s internal control over financial reporting as of January 31, 2023, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Trust as of January 31, 2023, and the results of its operations, the changes in its net assets and the financial highlights for the year then ended, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Trust maintained, in all material respects, effective internal control over financial reporting as of January 31, 2023, based on criteria established in Internal Control-Integrated Framework (2013) issued by COSO.

The Trust’s financial statements, financial highlights, and internal control over financial reporting for the years ended January 31, 2022, and prior, were audited by other auditors whose report dated April 12, 2022, expressed an unqualified opinion on those financial statements, financial highlights and internal control over financial reporting.

Basis for Opinions

The Trust’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Trust’s financial statements and an opinion on the Trust’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Trust in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audit of the financial statements included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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

We have served as the VanEck Merk Gold Trust’s auditor since 2023.

/s/ COHEN & COMPANY, LTD.
COHEN & COMPANY, LTD.
Philadelphia, Pennsylvania
April 12, 2023

VanEck Merk Gold Trust

Statements of Assets and Liabilities

	January 31, 2023	January 31, 2022
Assets
Investments in gold bullion (cost $572,123,322 and $533,769,944, respectively)	$656,592,807	$586,245,778
Capital shares receivable	3,730,709	-
Total Assets	660,323,516	586,245,778

Liabilities
Gold Bullion purchased payable	3,730,707	-
Sponsor’s fee payable	9	6
Other payables	2	-
Total Liabilities	3,730,718	6

Net Assets	$656,592,798	$586,245,772

Net Assets Consists of:
Paid-in-capital	$571,416,810	$532,684,047
Accumulated earnings	85,175,988	53,561,725
	$656,592,798	$586,245,772

Shares issued and outstanding (no par value)	35,203,259	33,599,843
Net asset value per share	$18.65	$17.45

See notes to financial statements.

VanEck Merk Gold Trust

Statements of Operations

	For the Year ended January 31, 2023	For the Year ended January 31, 2022	For the Year ended January 31, 2021
Expenses
Sponsor’s fees	$1,557,794	$1,271,275	$1,013,291
Total expenses	1,557,794	1,271,275	1,013,291

Net investment loss	(1,557,794)	(1,271,275)	(1,013,291)

Net Realized and Unrealized Gain (Loss)
Net realized gain from gold bullion distributed for redemptions	1,178,406	1,756,856	7,325,362
Net change in unrealized appreciation (depreciation) on investment in gold bullion	31,993,651	(18,669,013)	32,005,146
Net realized and unrealized gain (loss) from operations	33,172,057	(16,912,157)	39,330,508

Net Increase (Decrease) in Net Assets resulting from operations	$31,614,263	$(18,183,432)	$38,317,217

See notes to financial statements.

VanEck Merk Gold Trust

Statements of Changes in Net Assets

	For the Year ended January 31, 2023	For the Year ended January 31, 2022	For the Year ended January 31, 2021
Net Assets—beginning of year	$586,245,772	$442,483,105	$198,479,743
Creations	137,482,147	179,243,246	244,523,754
Redemptions	(98,749,384)	(17,297,147)	(38,837,609)
Net investment loss	(1,557,794)	(1,271,275)	(1,013,291)
Net realized gain from gold bullion distributed for redemptions	1,178,406	1,756,856	7,325,362
Net change in unrealized appreciation (depreciation) on investment in gold bullion	31,993,651	(18,669,013)	32,005,146
Net Assets—end of year	$656,592,798	$586,245,772	$442,483,105

See notes to financial statements.

VanEck Merk Gold Trust

Financial Highlights

Per Share Performance (for a share outstanding throughout each year)

	For the Year Ended January 31, 2023	For the Year Ended January 31, 2022	For the Year Ended January 31, 2021	For the Year Ended January 31, 2020	For the Year Ended January 31, 2019
Net asset value per share, beginning of year	$17.45	$18.16	$15.48	$12.99	$13.25

Net investment loss (a)	(0.04)	(0.04)	(0.05)	(0.06)	(0.05)
Net realized and unrealized gain (loss) on investment in gold bullion	1.24	(0.67)	2.73	2.55	(0.21)
Net change in net assets from operations	1.20	(0.71)	2.68	2.49	(0.26)
Net asset value per share, end of year	$18.65	$17.45	$18.16	$15.48	$12.99

Total return, at net asset value	6.88%	(3.91)%	17.31%	19.17%	(1.96)%

Ratio to average net assets
Net investment loss	(0.25)%	(0.25)%	(0.30)%	(0.40)%	(0.40)%
Net expenses	0.25%	0.25%	0.30%	0.40%	0.40%

(a)	Calculated using average shares outstanding.

See notes to financial statements.

VanEck Merk Gold Trust

Schedules of Investment

January 31, 2023

	Fine Ounces	Cost	Value	% of Net Assets
Gold Bullion	341,282	$572,123,322	$656,592,807	100.00%
Total Investments	341,282	$572,123,322	$656,592,807	100.00%
Liabilities in excess of other assets			(9)	(0.00	)%(a)
Net Assets			$656,592,798	100.00%

January 31, 2022

	Fine Ounces	Cost	Value	% of Net Assets
Gold Bullion	326,554	$533,769,944	$586,245,778	100.00%
Total Investments	326,554	$533,769,944	$586,245,778	100.00%
Liabilities in excess of other assets			(6)	(0.00	)%(a)
Net Assets			$586,245,772	100.00%

(a)	Amount is less than 0.005%.

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

The Trust’s primary objective is to provide investors with an opportunity to invest in gold through the shares and be able to take delivery of physical gold bullion and gold coins (physical gold) in exchange for their shares (the “Shares”). The Trust’s secondary objective is for the shares to reflect the performance of the price of gold less the expenses of the Trust’s operations. The Trust is not actively managed.

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

The following table summarizes the inputs used as of January 31, 2023 in determining the Trust’s investments at fair value for purposes of ASC 820:

	Level 1	Level 2	Level 3
Investment in Gold	$656,592,807	$—	$—
Total	$656,592,807	$—	$—

The following table summarizes the inputs used as of January 31, 2022 in determining the Trust’s investments at fair value for purposes of ASC 820:

	Level 1	Level 2	Level 3
Investment in Gold	$586,245,778	$—	$—
Total	$586,245,778	$—	$—

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

Changes in the shares for the year ending January 31, 2023 are as follows:

	Shares	Amount
Shares, beginning of year at February 1, 2022	33,599,843	$532,684,047
Shares issued	7,638,953	137,482,147
Shares redeemed	(6,035,537)	(98,749,384)
Shares, end of year at January 31, 2023	35,203,259	$571,416,810

Changes in the shares for the year ending January 31, 2022 are as follows:

	Shares	Amount
Shares, beginning of year at February 1, 2021	24,366,372	$370,737,948
Shares issued	10,223,025	179,243,246
Shares redeemed	(989,554)	(17,297,147)
Shares, end of year at January 31, 2022	33,599,843	$532,684,047

Changes in the shares for the year ending January 31, 2021 are as follows:

	Shares	Amount
Shares, beginning of year at February 1, 2020	12,817,945	$165,051,803
Shares issued	13,807,611	244,523,754
Shares redeemed	(2,259,184)	(38,837,609)
Shares, end of year at January 31, 2021	24,366,372	$370,737,948

2.4. Income Taxes

The Trust is treated as a “grantor trust” for U.S. federal tax purposes. As a result, the Trust itself is not subject to U.S. federal income tax. Instead, the Trust’s income and expenses “flow through” to the shareholders and the Trustee reports the Trust’s income, gains, losses and deductions to the Internal Revenue Service on that basis.

The Sponsor has evaluated whether or not there are uncertain tax positions that require financial statement recognition and has determined that no reserves for uncertain tax positions are required as of January 31, 2023.

2.5. Revenue Recognition Policy

A gain or loss is recognized based on the difference between the selling price and the average cost method of the gold sold on a trade date basis.

3. INVESTMENT IN GOLD

The following represents the changes in Ounces of gold and the respective fair value at January 31, 2023:

	Ounces	Fair Value
Beginning balance as of February 1, 2022	326,554	$586,245,778
Gold bullion contributed	73,293	135,924,342
Gold bullion distributed	(58,565)	(98,749,370)
Realized gain (loss) from gold distributed from in-kind	—	1,178,406
Change in unrealized appreciation (depreciation)	—	31,993,651

Ending balance as of January 31, 2023	341,282	$656,592,807

The following represents the changes in Ounces of gold and the respective fair value at January 31, 2022:

	Ounces	Fair Value
Beginning balance as of February 1, 2021	237,409	$442,483,116
Gold bullion contributed	98,772	177,971,942
Gold bullion distributed	(9,627)	(17,297,123)
Realized gain (loss) from gold distributed from in-kind	—	1,756,856
Change in unrealized appreciation (depreciation)	—	(18,669,013)

Ending balance as of January 31, 2022	326,554	$586,245,778

The following represents the changes in ounces of gold and the respective fair value at January 31, 2021:

	Ounces	Fair Value
Beginning balance as of February 1, 2020	125,287	$198,479,752
Gold bullion contributed	134,167	243,510,455
Gold bullion distributed	(22,045)	(38,837,599)
Realized gain (loss) from gold distributed from in-kind	—	7,325,362
Change in unrealized appreciation (depreciation)	—	32,005,146

Ending balance as of January 31, 2021	237,409	$442,483,116

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

The Sponsor has agreed to assume the following administrative and marketing expenses incurred by the Trust: the Trustee’s monthly fee and out-of-pocket expenses; the Custodian’s fee; the marketing support fees and expenses (including the fees and expenses of Foreside Fund Services, LLC); expenses reimbursable under the Custody Agreement; the precious metals dealer’s fees and expenses reimbursable under its agreement with the Sponsor; exchange listing fees; Securities and Exchange Commission (the “SEC”) registration fees; printing and mailing costs; maintenance expenses for the Trust’s website; audit fees; and up to $100,000 per annum in legal expenses.

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

8. SUBSEQUENT EVENTS

The pricing index the Sponsor uses in relation to the Shares issued by the Trust intends to change to reference the Solactive Gold Spot Index (the “Solactive Index”) in lieu of the LBMA PM Gold Price. The date on which such change becomes effective is referred to herein as the “Index Change Date.”

Following the Index Change Date, in determining the Trust’s NAV, the Trustee will value the gold held by the trust based on the Solactive Index. Solactive AG (“Solactive”) will own, calculate, and disseminate the Solactive Index. The Solactive Index is a U.S. Dollar denominated index that aims to provide a price fixing for the gold spot price quoted as U.S. Dollars per Troy Ounce (“XAU”) and determined for the close of trading on the New York Stock Exchange (“NYSE”). The Solactive Index calculates gold bullion fixing prices by taking Time Weighted Average Prices (“TWAP”) of XAU trading prices provided via ICE Data Services (“IDS”) data feed.

Specifically, the Solactive Index uses a TWAP calculation to determine an average price that is time-weighted, using tick values of actual transactions (“Trade Ticks”) for two specified time periods around the scheduled close of trading on the NYSE (generally, 4:00 PM Eastern Time). The TWAP is derived for (1) the period ahead of the fixing (“Time Period 1”), which consists of the five minutes before the close of trading, and (2) the period directly after the fixing (“Time Period 2”), which consists of the six seconds after the close of trading. The TWAPs for Time Period 1 and Time Period 2 are then aggregated, with 90% weighting given to Time Period 1 and 10% weighting given to Time Period 2, to calculate the Solactive Index.

For any calculation day t, the Solactive Index (Indext), is determined in accordance with the following formula:

The Solactive Index is calculated and published by Solactive no later than 30 minutes following the close of trading on the NYSE, disseminated to major financial data providers, and made publicly available via the Trust’s website.

The Solactive Index calculation is based on XAU market data from IDS, which is a major provider of financial market data. The data is available through IDS’s data streaming service, which covers 2,700 spot rates and over 7,500 forwards and non-deliverable forwards, with an average of over 130 million updates per day for spot. IDS compiles data from over 100 sources, including market makers, execution venues, banks and brokers from across the globe, and every updating Trade Tick of spot streaming data is available via IDS’s Integrated Data Viewer service in a file-based format.

It is unlikely that, on any given trading day for the Shares, there would be no Trade Ticks recorded for XAU in either Time Period 1 or Time Period 2, such that the Solactive Index calculation could not be performed on such day. Trade Ticks representing XAU are the closing prices for specific gold bullion transactions posted in a 24-hour, global, over-the-counter gold bullion market, which is not subject to trading suspensions, trading halts, or market closures. However, in the unlikely event that IDS is unable to publish pricing information for XAU, for whatever reason, during either Time Period 1 or Time Period 2 on a given trading day, the last available Solactive Index calculation will be used in accordance with Solactive’s published and publicly available disruption policy.

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

The Sponsor will give 60 day notice of the Index Change Date by issuing a press release and filing an 8-K.

Management has evaluated the events and transactions that have occurred through the date the financial statements were issued and noted no items requiring adjustment of the financial statements.

* * *

This report is submitted for the general information of the shareholders. It is not authorized for distribution to prospective investors unless preceded or accompanied by an effective prospectus, which includes information regarding the Trust’s risks, objectives, fees and expenses and other information.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned in its capacities* thereunto duly authorized.

MERK INVESTMENTS LLC
Sponsor of the VanEck Merk Gold Trust

Date: April 13, 2023	/s/ Axel Merk
Axel Merk
President and Chief Investment Officer
(Principal Executive Officer and Principal Financial Officer)

*	The Registrant is a trust and the person is signing in his capacity as an officer of Merk Investments LLC, the Sponsor of the Registrant.