Form 10-Q
period 2023-04-30
VanEck Merk Gold Trust
filed 2023-06-06
CIK 1546652

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2023

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

As of June 6, 2023, the issuer had 38,533,237 shares outstanding.

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

ii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

VanEck Merk Gold Trust

Statements of Assets and Liabilities

	April 30, 2023	January 31, 2023
	(unaudited)
Assets
Investments in gold bullion (cost $607,824,450 and $572,123,322, respectively)	$712,154,680	$656,592,807
Capital shares receivable	-	3,730,709
Total assets	$712,154,680	$660,323,516

Liabilities
Gold Bullion purchased payable	-	3,730,707
Sponsor’s fee payable	15	9
Other payables	-	2
Total liabilities	15	3,730,718

Net assets	$712,154,665	$656,592,798

Net assets consists of:
Paid-in-capital	$606,918,290	$571,416,810
Accumulated earnings	105,236,375	85,175,988
	$712,154,665	$656,592,798

Shares issued and outstanding (no par value)	37,075,156	35,203,259
Net asset value per share	$19.21	$18.65

See notes to unaudited financial statements.

VanEck Merk Gold Trust

Statements of Operations

	For the Three Months Ended April 30, 2023	For the Three Months Ended April 30, 2022
	(unaudited)	(unaudited)
Expenses
Sponsor’s fees	$409,800	$396,568
Total expenses	409,800	396,568
Net investment loss	(409,800)	(396,568)

Net realized and unrealized gain (loss)
Net realized gain from gold bullion distributed for redemptions	609,442	54,381
Net change in unrealized appreciation (depreciation) on investment in gold bullion	19,860,745	36,734,729
Net realized and unrealized gain (loss) from operations	20,470,187	36,789,110

Net increase (decrease) in net assets resulting from operations	$20,060,387	$36,392,542

See notes to unaudited financial statements.

VanEck Merk Gold Trust

Statements of Changes in Net Assets

	For the Three Months Ended April 30, 2023	For the Three Months Ended April 30, 2022
	(unaudited)	(unaudited)
Net assets, beginning of period	$656,592,798	$586,245,772
Creations	39,381,222	54,431,583
Redemptions	(3,879,742)	(366,293)
Net investment loss	(409,800)	(396,568)
Net realized gain from gold bullion distributed for redemptions	609,442	54,381
Net change in unrealized appreciation (depreciation) on investment in gold bullion	19,860,745	36,734,729
Net assets, end of period	$712,154,665	$676,703,604

See notes to unaudited financial statements.

VanEck Merk Gold Trust

Financial Highlights

Per Share Performance (for a share outstanding throughout each period)

	For the Three Months Ended April 30, 2023	For the Three Months Ended April 30, 2022
	(unaudited)	(unaudited)
Net asset value per share, beginning of period	$18.65	$17.45
Net investment loss(a)	(0.01)	(0.01)
Net realized and unrealized gain (loss) on investment in gold bullion	0.57	1.12
Net change in net assets from operations	0.56	1.11
Net asset value per share, end of period	$19.21	$18.56

Total return, at net asset value(b)	3.00%	6.36%

Ratio to average net assets(c)
Net investment loss	(0.25)%	(0.25)%
Net expenses	0.25%	0.25%

(a)	Calculated using average shares outstanding
(b)	Not annualized
(c)	Annualized

See notes to unaudited financial statements.

VanEck Merk Gold Trust

Schedules of Investment

April 30, 2023 (unaudited)

	Fine Ounces	Cost	Value	% of Net Assets
Gold bullion	359,211	$607,824,450	$712,154,680	100.00%
Total investments	359,211	$607,824,450	$712,154,680	100.00%
Liabilities in excess of other assets			(15)	(0.00	)%(a)
Net assets			$712,154,665	100.00%

January 31, 2023

	Fine Ounces	Cost	Value	% of Net Assets
Gold bullion	341,282	$572,123,322	$656,592,807	100.00%
Total investments	341,282	$572,123,322	$656,592,807	100.00%
Liabilities in excess of other assets			(9)	(0.00	)%(a)
Net assets			$656,592,798	100.00%

(a)	Amount is less than 0.005%

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

VanEck Merk Gold Trust

Notes to Unaudited Financial Statements
(continued)

The following table summarizes the inputs used as of April 30, 2023 in determining the Trust’s investments at fair value for purposes of ASC 820:

	Level 1	Level 2	Level 3
Investment in gold	$712,154,680	$—	$—
Total	$712,154,680	$—	$—

The following table summarizes the inputs used as of January 31, 2023 in determining the Trust’s investments at fair value for purposes of ASC 820:

	Level 1	Level 2	Level 3
Investment in gold	$656,592,807	$—	$—
Total	$656,592,807	$—	$—

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

In determining the Trust’s NAV, the Trustee values the gold held by the Trust based on the afternoon session of the twice daily fix of the price of a Fine Ounce of gold which starts at 3:00 PM London, England time and is performed in London by the ICE Benchmark Administration as an independent third-party administrator (the “LBMA PM Gold Price”). The Trustee also determines the NAV per Share. If on a day when the Trust’s NAV is being calculated the LBMA PM Gold Price for that day is not available, the Trustee will value the gold held by the Trust based on that day’s morning session of the twice daily fix of the price of a Fine Ounce of gold, which starts at 10:30 AM London, England time and is performed in London by the ICE Benchmark Administration as an independent third-party administrator (the “LBMA AM Gold Price,” and together with the LBMA PM Gold Price, the “LBMA Gold Price”). If no fix is available for the day, the Trustee will value the Trust’s gold based on the most recently announced LBMA AM Gold Price or LBMA PM Gold Price. Prior to March 20, 2015, the Trustee utilized the daily fix of the price of a Fine Ounce of gold as performed by the five members of the London gold fix, which has now been replaced by the ICE Benchmark Administration as an independent third-party administrator.

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

Changes in the shares for the three-month period ended April 30, 2023 are as follows:

	Shares	Amount
Shares, beginning of period at February 1, 2023	35,203,259	$571,416,810
Shares issued	2,071,897	39,381,222
Shares redeemed	(200,000)	(3,879,742)
Shares, end of period at April 30, 2023	37,075,156	$606,918,290

Changes in the shares for the year ended January 31, 2023 are as follows:

	Shares	Amount
Shares, beginning of period at February 1, 2022	33,599,843	$532,684,047
Shares issued	7,638,953	137,482,147
Shares redeemed	(6,035,537)	(98,749,384)
Shares, end of period at January 31, 2023	35,203,259	$571,416,810

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

The Sponsor has evaluated whether or not there are uncertain tax positions that require financial statement recognition and has determined that no reserves for uncertain tax positions are required as of April 30, 2023.

2.5. Revenue Recognition Policy

A gain or loss is recognized based on the difference between the selling price and the average cost method of the gold sold on a trade date basis.

3. INVESTMENT IN GOLD

The following represents the changes in Ounces of gold and the respective fair value at April 30, 2023:

	Ounces	Fair Value
Beginning balance as of February 1, 2023	341,282	$656,592,807
Gold bullion contributed	19,867	38,971,432
Gold bullion distributed	(1,938)	(3,879,746)
Realized gain (loss) from gold distributed from in-kind	-	609,442
Change in unrealized appreciation (depreciation)	-	19,860,745
Ending balance as of April 30, 2023	359,211	$712,154,680

The following represents the changes in Ounces of gold and the respective fair value at January 31, 2023:

	Ounces	Fair Value
Beginning balance as of February 1, 2022	326,554	$586,245,778
Gold bullion contributed	73,293	135,924,342
Gold bullion distributed	(58,565)	(98,749,370)
Realized gain (loss) from gold distributed from in-kind	-	1,178,406
Change in unrealized appreciation (depreciation)	-	31,993,651
Ending balance as of January 31, 2023	341,282	$656,592,807

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

8. SUBSEQUENT EVENTS

The pricing index the Sponsor uses in relation to the Shares issued by the Trust intends to change to the Solactive Gold Spot Index (the “Solactive Index”) in lieu of the LBMA Gold Price. The change is expected to become effective July 11, 2023 or as soon as practicable thereafter (“Index Change Date”).

Following the Index Change Date, the Trustee will value the gold held by the Trust based on the Solactive Index. Solactive AG (“Solactive”) will own, calculate, and disseminate the Solactive Index. The Solactive Index is a U.S. Dollar denominated index that aims to provide a price fixing for the gold spot price quoted as U.S. Dollars per Troy Ounce (“XAU”) and determined for the close of trading on the New York Stock Exchange (“NYSE”). The Solactive Index calculates gold bullion fixing prices by taking Time Weighted Average Prices (“TWAP”) of XAU trading prices provided via ICE Data Services (“IDS”) data feed.

Specifically, the Solactive Index uses a TWAP calculation to determine an average price that is time-weighted, using price values of actual transactions (“Trade Ticks”) for two specified time periods around the scheduled close of trading on the NYSE (generally, 4:00 PM Eastern Time). The TWAP is derived for (1) the period ahead of the fixing (“Time Period 1”), which consists of the five minutes before the close of trading, and (2) the period directly after the fixing (“Time Period 2”), which consists of the six seconds after the close of trading. The TWAPs for Time Period 1 and Time Period 2 are then aggregated, with 90% weighting given to Time Period 1 and 10% weighting given to Time Period 2, to calculate the Solactive Index. The TWAPs for Time Period 1 and Time Period 2 are then added together to establish the Solactive Index price.

VanEck Merk Gold Trust

Notes to Unaudited Financial Statements
(continued)

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

The Sponsor has given 60 day notice of the Index Change Date by formally notifying the Trustee and issuing a press release and filing a Current Report on Form 8-K.

Management has evaluated the events and transactions that have occurred through the date the financial statements were issued and, except as set forth above, noted no items requiring adjustment of the financial statements or additional disclosures.

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

All gold is valued based on its Fine Ounce content, calculated by multiplying the weight of gold by its purity; the same methodology is applied independent of the type of gold held by the Trust; similarly, the value of up to 430 Fine Ounces of unallocated gold the Trust may hold is calculated by multiplying the number of Fine Ounces with the price of gold determined by the Trustee as follows. The Trustee values the gold held by the Trust based on the afternoon session of the twice daily fix of the price of a Fine Ounce of gold which starts at 3:00 PM London, England time and is performed in London by the ICE Benchmark Administration as an independent third-party administrator (the “LBMA PM Gold Price”). The Trustee also determines the NAV per Share. If on a day when the Trust’s NAV is being calculated the LBMA PM Gold Price for that day is not available, the Trustee will value the gold held by the Trust based on that day’s morning session of the twice daily fix of the price of a Fine Ounce of gold, which starts at 10:30 AM London, England time and is performed in London by the ICE Benchmark Administration as an independent third-party administrator (the “LBMA AM Gold Price,” and together with the LBMA PM Gold Price, the “LBMA Gold Price”). If no fix is available for the day, the Trustee will value the Trust’s gold based on the most recently announced LBMA AM Gold Price or LBMA PM Gold Price.

Prospective Change in Pricing Index

The Sponsor intends to change the pricing index it uses in relation to the Shares issued by the Trust to reference the Solactive Gold Spot Index (the “Solactive Index”) in lieu of the LBMA Gold Price. The change is expected to become effective July 11, 2023 or as soon as practicable thereafter (“Index Change Date”).

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

The Sponsor has given 60 day notice of the Index Change Date by issuing a press release and filing an 8-K.

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

On the Index Change Date, the Sponsor intends to change the pricing index it uses in relation to the Shares issued by the Trust intends to change to reference the Solactive Index in lieu of the LBMA Gold Price. Following the Index Change Date, in determining the Trust’s NAV, the Trustee will value the gold held by the Trust based on the Solactive Index.

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

The Three Months Ended April 30, 2023 Compared to the Three Months Ended April 30, 2022

The Trust’s NAV increased from $656,592,798 on January 31, 2023 to $712,154,665 on April 30, 2023, an 8.46% increase, compared to a 15.43% increase from $586,245,772 on January 31, 2022 to $676,703,604 on April 30, 2022. The increase in the Trust’s NAV in the quarter ended April 30, 2023 resulted from an increase in the value of investments in gold bullion as compared to the prior period. The number of outstanding Shares increased from 35,203,259 Shares on January 31, 2023 to 37,075,156 Shares on April 30, 2023 due to the creation of Shares by Authorized Participants and the creation of 21,897 Shares in the quarter for Sponsor’s fees, as compared to 21,240 Shares for such purpose in the quarter ended April 30, 2022. The number of outstanding Shares on April 30, 2022 was 36,451,520. The Sponsor’s fees are payable at an annualized rate of 0.25% of the Trust’s NAV, accrued on a daily basis computed on the prior Business Day’s NAV and paid monthly in arrears. Prior to July 24, 2020, the Sponsor’s fees accrued at an annualized rate of .40% of the Trust’s NAV. Due to the daily accrual but monthly payment, the number of Sponsor’s fee Shares issued can vary and possibly decrease, even as the number of Shares outstanding increases slightly.

The Trust’s NAV per Share increased 3.00% during the quarter ended April 30, 2023, starting at $18.65 per Share and ending at $19.21 per Share, compared to an increase of 6.36%, from $17.45 to $18.56 during the quarter ended April 30, 2022. The Trust’s NAV per share increased slightly less than the price per ounce of gold on a percentage basis due to the Sponsor’s fees, which were 21,897 Shares in total for the quarter ended April 30, 2023, compared with 21,240 Shares paid as Sponsor’s fees in the quarter ended April 30, 2022. The NAV per share of $19.85 on April 13, 2023 was the highest during the quarter, compared with a low of $17.55 on February 24, 2023.

The change in net assets from operations for the quarter ended April 30, 2023 was $20,060,387, resulting from the Sponsor’s fees of $(409,800), a net realized gain of $609,442 from gold bullion distributed for redemptions, and a net change in unrealized appreciation on investment in gold bullion of $19,860,745. In comparison, change in net assets from operations for the quarter ended April 30, 2022 was $36,392,542, resulting from the Sponsor’s fees of $(396,568), a net realized gain of $54,381 from gold bullion distributed for redemptions, and a net change in unrealized appreciation on investment in gold bullion of $36,734,729.

Other than the Sponsor’s fee, the Trust had no expenses during the quarter ended April 30, 2023 or the quarter ended April 30, 2022.

For the calendar quarter ended April 30, 2023, the Marketing Agent earned a fee of $54,701 which was paid by the Sponsor on May 22, 2023; since the initiation of the Marketing Agent’s efforts on behalf of the Trust on October 22, 2015, a total of $792,258 in Fees has been paid, representing 0.9994% of the Maximum Fee potentially payable to the Marketing Agent pursuant to the Marketing Agent Agreement. Effective July 24, 2020, the Sponsor and the Marketing Agent amended the fee structure under the Marketing Agent Agreement, however the financial obligations created thereunder remain the obligations of the Sponsor of the Trust, any fees payable thereunder remain payable from the Sponsor’s fee and the cap on the fees payable to the Marketing Agent remains unchanged.

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

The Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s gold as necessary to pay the Trust’s expenses not otherwise assumed by the Sponsor. The Trustee will not sell gold to pay the Sponsor’s fee but will pay the Sponsor’s fee in Shares in lieu of cash. At April 30, 2023 and April 30, 2022, the Trust did not have any cash balances.

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

Under the supervision and with the participation of the principal executive officer and principal financial officer of the Sponsor, the Sponsor conducted an evaluation of the Trust’s disclosure controls and procedures, as defined under Exchange Act Rules 13a-15(e) and 15d-15(e). Based on this evaluation, the principal executive officer and principal financial officer of the Sponsor concluded that, as of April 30, 2023, the Trust’s disclosure controls and procedures were effective.

There have been no changes in the Trust’s or Sponsor’s internal control over financial reporting that occurred during the Trust’s fiscal quarter ended April 30, 2023 that have materially affected, or are reasonably likely to materially affect, the Trust’s or Sponsor’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

You should carefully consider the factors discussed under the caption “Risk Factors” beginning on page 20 of our Annual Report on Form 10-K for the fiscal year ended January 31, 2023 (the “Annual Report”), filed with the Securities and Exchange Commission on April 13, 2023, which could materially affect our business, financial condition or future results. There have been no material changes in our risk factors from those disclosed in the Annual Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	None.

(b)	Not applicable.

(c)

Shares Redeemed Per Month in the Quarter ended April 30, 2023	Total Shares Redeemed	Average Ounces of Gold Per Share
Period
02/01/23 to 02/29/23	-	0.00969364
03/01/23 to 03/31/23	-	0.00969062
04/01/23 to 04/30/23	200,000	0.00968965
	200,000

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibits No.	Description
4.1(a)	Depositary Trust Agreement between Merk Investments LLC, as sponsor, and The Bank of New York Mellon, as trustee (incorporated by reference to Exhibit 4.1 filed with Registration Statement No. 333- 180868 on May 7, 2014)
4.1(b)	First Amendment To Depositary Trust Agreement, dated as of October 22, 2015, by and between Merk Investments LLC, as sponsor of the Trust, and The Bank of New York Mellon, as trustee of the Trust (incorporated by reference to Exhibit 4.1 filed with Current Report on Form 8-K on October 26, 2015)
4.1(c)	Second Amendment to the Depositary Trust Agreement, dated as of April 28, 2016, by and between Merk Investments LLC, as sponsor of the Trust, and the Bank of New York Mellon, as trustee of the Trust (incorporated by reference to Exhibit 4.1(c) filed with Annual Report on Form 10-K/A on April 29, 2016)
31.1	Certification by Principal Executive Officer and Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1#	Certification by Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

#	The information in Exhibit 32 shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or the Exchange Act, or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act (including this report), unless the Company specifically incorporates the foregoing information into those documents by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned in its capacities* thereunto duly authorized.

MERK INVESTMENTS LLC
Sponsor of the VanEck Merk Gold Trust

Date: June 6, 2023	/s/ Axel Merk
Axel Merk
President and Chief Investment Officer
(Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer)

*	The Registrant is a trust and the person is signing in his capacities as officers of Merk Investments LLC, the Sponsor of the Registrant.