Form 10-Q
period 2023-07-31
VanEck Merk Gold Trust
filed 2023-09-08
CIK 1546652

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2023

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

As of September 6, 2023, the issuer had 38,651,838 shares outstanding.

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

ii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

VanEck Merk Gold Trust

Statements of Assets and Liabilities

	July 31, 2023	January 31, 2023
	(unaudited)
Assets
Investments in gold bullion (cost $642,399,289 and $572,123,322, respectively)	$742,241,508	$656,592,807
Capital shares receivable	-	3,730,709
Total assets	$742,241,508	$660,323,516

Liabilities
Gold Bullion purchased payable	-	3,730,707
Sponsor’s fee payable	5	9
Other payables	-	2
Total liabilities	5	3,730,718

Net assets	$742,241,503	$656,592,798

Net assets consists of:
Paid-in-capital	$641,951,893	$571,416,810
Accumulated earnings	100,289,610	85,175,988
	$742,241,503	$656,592,798

Shares issued and outstanding (no par value)	38,899,475	35,203,259
Net asset value per share	$19.08	$18.65

See notes to unaudited financial statements.

VanEck Merk Gold Trust

Statements of Operations

	For the Three Months Ended July 31, 2023	For the Three Months Ended July 31, 2022	For the Six Months Ended July 31, 2023	For the Six Months Ended July 31, 2022
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Expenses
Sponsor’s fees	$458,754	$406,742	$868,554	$803,310
Total expenses	458,754	406,742	868,554	803,310
Net investment loss	(458,754)	(406,742)	(868,554)	(803,310)

Net realized and unrealized gain (loss)
Net realized gain from gold bullion distributed for redemptions	-	1,265,274	609,442	1,319,655
Net change in unrealized appreciation (depreciation) on investment in gold bullion	(4,488,011)	(58,157,458)	15,372,734	(21,422,729)
Net realized and unrealized gain (loss) from operations	(4,488,011)	(56,892,184)	15,982,176	(20,103,074)

Net increase (decrease) in net assets resulting from operations	$(4,946,765)	$(57,298,926)	$15,113,622	$(20,906,384)

See notes to unaudited financial statements.

VanEck Merk Gold Trust

Statements of Changes in Net Assets

	For the Three Months Ended July 31, 2023	For the Three Months Ended July 31, 2022	For the Six Months Ended July 31, 2023	For the Six Months Ended July 31, 2022
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Net assets, beginning of period	$712,154,665	$676,703,604	$656,592,798	$586,245,772
Creations	35,033,603	27,825,697	74,414,825	82,257,280
Redemptions	-	(24,000,644)	(3,879,742)	(24,366,937)
Net investment loss	(458,754)	(406,742)	(868,554)	(803,310)
Net realized gain from gold bullion distributed for redemptions	-	1,265,274	609,442	1,319,655
Net change in unrealized appreciation (depreciation) on investment in gold bullion	(4,488,011)	(58,157,458)	15,372,734	(21,422,729)
Net assets, end of period	$742,241,503	$623,229,731	$742,241,503	$623,229,731

See notes to unaudited financial statements.

VanEck Merk Gold Trust

Financial Highlights

Per Share Performance (for a share outstanding throughout each period)

	For the Three Months Ended July 31, 2023	For the Three Months Ended July 31, 2022	For the Six Months Ended July 31, 2023	For the Six Months Ended July 31, 2022
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Net asset value per share, beginning of period	$19.21	$18.56	$18.65	$17.45
Net investment loss(a)	(0.01)	(0.01)	(0.02)	(0.02)
Net realized and unrealized gain (loss) on investment in gold bullion	(0.12)	(1.53)	0.45	(0.41)
Net change in net assets from operations	(0.13)	(1.54)	0.43	(0.43)
Net asset value per share, end of period	$19.08	$17.02	$19.08	$17.02

Total return, at net asset value(b)	(0.68)%	(8.30)%	2.31%	(2.46)%

Ratio to average net assets(c)
Net investment loss	(0.25)%	(0.25)%	(0.25)%	(0.25)%
Net expenses	0.25%	0.25%	0.25%	0.25%

(a)	Calculated using average shares outstanding

(b)	Not annualized

(c)	Annualized

See notes to unaudited financial statements.

VanEck Merk Gold Trust

Schedules of Investment

July 31, 2023 (unaudited)

	Fine Ounces	Cost	Value	% of Net Assets
Gold bullion	376,648	$642,399,289	$742,241,508	100.00%
Total investments	376,648	$642,399,289	$742,241,508	100.00%
Liabilities in excess of other assets			(5)	(0.00	)%(a)
Net assets			$742,241,503	100.00%

January 31, 2023

	Fine Ounces	Cost	Value	% of Net Assets
Gold bullion	341,282	$572,123,322	$656,592,807	100.00%
Total investments	341,282	$572,123,322	$656,592,807	100.00%
Liabilities in excess of other assets			(9)	(0.00	)%(a)
Net assets			$656,592,798	100.00%

(a)	Amount is less than 0.005%

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

VanEck Merk Gold Trust

Notes to Unaudited Financial Statements

(continued)

The following table summarizes the inputs used as of July 31, 2023 in determining the Trust’s investments at fair value for purposes of ASC 820:

	Level 1	Level 2	Level 3
Investment in gold	$742,241,508	$—	$—
Total	$742,241,508	$—	$—

The following table summarizes the inputs used as of January 31, 2023 in determining the Trust’s investments at fair value for purposes of ASC 820:

	Level 1	Level 2	Level 3
Investment in gold	$656,592,807	$—	$—
Total	$656,592,807	$—	$—

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

Changes in the shares for the six-month period ended July 31, 2023 are as follows:

	Shares	Amount
Shares, beginning of period at February 1, 2023	35,203,259	$571,416,810
Shares issued	3,896,216	74,414,825
Shares redeemed	(200,000)	(3,879,742)
Shares, end of period at July 31, 2023	38,899,475	$641,951,893

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

The Sponsor has evaluated whether or not there are uncertain tax positions that require financial statement recognition and has determined that no reserves for uncertain tax positions are required as of July 31, 2023.

2.5. Revenue Recognition Policy

A gain or loss is recognized based on the difference between the selling price and the average cost method of the gold sold on a trade date basis.

3. INVESTMENT IN GOLD

The following represents the changes in Ounces of gold and the respective fair value at July 31, 2023:

	Ounces	Fair Value
Beginning balance as of February 1, 2023	341,282	$656,592,807
Gold bullion contributed	37,304	73,546,271
Gold bullion distributed	(1,938)	(3,879,746)
Realized gain (loss) from gold distributed from in-kind	—	609,442
Change in unrealized appreciation (depreciation)	—	15,372,734
Ending balance as of July 31, 2023	376,648	$742,241,508

The following represents the changes in Ounces of gold and the respective fair value at January 31, 2023:

	Ounces	Fair Value
Beginning balance as of February 1, 2022	326,554	$586,245,778
Gold bullion contributed	73,293	135,924,342
Gold bullion distributed	(58,565)	(98,749,370)
Realized gain (loss) from gold distributed from in-kind	—	1,178,406
Change in unrealized appreciation (depreciation)	—	31,993,651
Ending balance as of January 31, 2023	341,282	$656,592,807

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

8. SUBSEQUENT EVENTS

The pricing index the Sponsor uses in relation to the Shares issued by the Trust has changed to the Solactive Gold Spot Index (the “Solactive Index”) in lieu of the LBMA Gold Price. The change became effective August 7, 2023 (“Index Change Date”).

Since the Index Change Date, the Trustee values the gold held by the Trust based on the Solactive Index. Solactive AG (“Solactive”) owns, calculates, and disseminates the Solactive Index. The Solactive Index is a U.S. Dollar denominated index that aims to provide a price fixing for the gold spot price quoted as U.S. Dollars per Troy Ounce (“XAU”) and determined for the close of trading on the New York Stock Exchange (“NYSE”). The Solactive Index calculates gold bullion fixing prices by taking Time Weighted Average Prices (“TWAP”) of XAU trading prices provided via ICE Data Services (“IDS”) data feed.

VanEck Merk Gold Trust

Notes to Unaudited Financial Statements

(continued)

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

If the Sponsor determines that such price becomes inappropriate to use, it shall identify an alternate basis for evaluation to be employed by the Trustee. The Sponsor may instruct the Trustee to use a different publicly available price which the Sponsor determines to fairly represent the commercial value of the Trust’s gold.

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

All gold is valued based on its Fine Ounce content, calculated by multiplying the weight of gold by its purity; the same methodology is applied independent of the type of gold held by the Trust; similarly, the value of up to 430 Fine Ounces of unallocated gold the Trust may hold is calculated by multiplying the number of Fine Ounces with the price of gold determined by the Trustee as follows. The Trustee values the gold held by the Trust based on the afternoon session of the twice daily fix of the price of a Fine Ounce of gold which starts at 3:00 PM London, England time and is performed in London by the ICE Benchmark Administration as an independent third-party administrator (the “LBMA PM Gold Price”). The Trustee also determines the NAV per Share. If on a day when the Trust’s NAV is being calculated the LBMA PM Gold Price for that day is not available, the Trustee will value the gold held by the Trust based on that day’s morning session of the twice daily fix of the price of a Fine Ounce of gold, which starts at 10:30 AM London, England time and is performed in London by the ICE Benchmark Administration as an independent third-party administrator (the “LBMA AM Gold Price” and together with the LBMA PM Gold Price, the “LBMA Gold Price”). If no fix is available for the day, the Trustee will value the Trust’s gold based on the most recently announced LBMA AM Gold Price or LBMA PM Gold Price.

Prospective Change in Pricing Index

The pricing index the Sponsor uses in relation to the Shares issued by the Trust has changed to the Solactive Gold Spot Index (the “Solactive Index”) in lieu of the LBMA Gold Price. The change became effective August 7, 2023 (“Index Change Date”).

Since the Index Change Date, the Trustee values the gold held by the Trust based on the Solactive Index. Solactive AG (“Solactive”) owns, calculates, and disseminates the Solactive Index. The Solactive Index is a U.S. Dollar denominated index that aims to provide a price fixing for the gold spot price quoted as U.S. Dollars per Troy Ounce (“XAU”) and determined for the close of trading on the New York Stock Exchange (“NYSE”). The Solactive Index calculates gold bullion fixing prices by taking Time Weighted Average Prices (“TWAP”) of XAU trading prices provided via ICE Data Services (“IDS”) data feed.

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

If the Sponsor determines that such price becomes inappropriate to use, it shall identify an alternate basis for evaluation to be employed by the Trustee. The Sponsor may instruct the Trustee to use a different publicly available price which the Sponsor determines to fairly represent the commercial value of the Trust’s gold.

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

As of the Index Change Date, the Sponsor has changed the pricing index it uses in relation to the Shares issued by the Trust to reference the Solactive Index in lieu of the LBMA Gold Price. In determining the Trust’s NAV, the Trustee now values the gold held by the trust based on the Solactive Index.

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

The Three Months Ended July 31, 2023 Compared to the Three Months Ended July 31, 2022

The Trust’s NAV increased from $712,154,665 at April 30, 2023 to $742,241,503 at July 31, 2023, a 4.22% increase, compared to a 7.90% decrease from $676,703,604 at April 30, 2022 to $623,229,731 at July 31, 2022. The increase in the Trust’s NAV in the quarter ended July 31, 2023 resulted from an increase in gold bullion held by the Trust despite a decline in the price of gold per ounce as compared to the prior period. The number of outstanding Shares increased from 37,075,156 Shares at April 30, 2023 to 38,899,475 Shares at July 31, 2023 due to the creation of Shares by Authorized Participants and the creation of 24,319 Shares in the quarter for Sponsor’s fees, as compared to 23,234 Shares for such purpose in the quarter ended July 31, 2022. The number of outstanding Shares on July 31, 2022 was 36,617,439. Effective July 24, 2020, the Sponsor’s fees are payable at an annualized rate of 0.25% of the Trust’s NAV, accrued on a daily basis computed on the prior Business Day’s NAV and paid monthly in arrears. Prior to July 24, 2020, the Sponsor’s fees accrued at an annualized rate of 0.40% of the Trust’s NAV. Due to the daily accrual but monthly payment, the number of Sponsor’s fee Shares issued can vary and possibly decrease, even as the number of Shares outstanding increases slightly.

The Trust’s NAV per Share decreased 0.68% during the quarter ended July 31, 2023, starting at $19.21 per Share and ending at $19.08 per Share, compared to a decrease of 8.30%, from $18.56 to $17.02 during the quarter ended July 31, 2022. The Trust’s NAV per share decreased slightly more than the price per ounce of gold on a percentage basis due to the Sponsor’s fees, which were 24,319 Shares in total for the quarter ended July 31, 2023, compared with 23,234 Shares paid as Sponsor’s fees in the quarter ended July 31, 2022. The NAV per share of $19.81 on May 4, 2023 was the highest during the quarter, compared with a low of $18.40 on June 29, 2023.

The change in net assets from operations for the quarter ended July 31, 2023 was $(4,946,765), resulting from the Sponsor’s fees of $(458,754) and a net change in unrealized depreciation on investment in gold bullion of $(4,488,011). In comparison, the change in net assets from operations for the quarter ended July 31, 2022 was $(57,298,926), resulting from the Sponsor’s fees of $(406,742), a net realized gain of $1,265,274 from gold bullion distributed for redemptions, and a net change in unrealized appreciation on investment in gold bullion of $(58,157,458).

Other than the Sponsor’s fee, the Trust had no expenses during the quarter ended July 31, 2023 or the quarter ended July 31, 2022.

The Six Months Ended July 31, 2023 Compared to the Six Months Ended July 31, 2022

The Trust’s NAV increased from $656,592,798 at January 31, 2023 to $742,241,503 at July 31, 2023, a 13.04% increase, compared to a 6.31% increase from $586,245,772 at January 31, 2022 to $623,229,731 at July 31, 2022. The increase in the Trust’s NAV in the six months ended July 31, 2023 resulted from an increase in the value of investments in gold bullion and also due to the creation of Shares as compared to the prior period. The number of outstanding Shares increased from 35,203,259 Shares at January 31, 2023 to 38,899,475 Shares at July 31, 2023 due to the redemption of 200,000 Shares offset by the creation of 3,896,216 Shares which include 46,216 Shares created for Sponsor’s fees in the six months ended July 31, 2023, as compared to 1,426,878 Shares redeemed, offset by 4,444,474 shares created which include 44,474 Shares created for Sponsor’s fees in the six months ended July 31, 2022. The number of outstanding Shares on July 31, 2022 was 36,617,439. Effective July 24, 2020, the Sponsor’s fees are payable at an annualized rate of 0.25% of the Trust’s NAV, accrued on a daily basis computed on the prior Business Day’s NAV and paid monthly in arrears. Prior to July 24, 2020, the Sponsor’s fees accrued at an annualized rate of 0.40% of the Trust’s NAV. Due to the daily accrual but monthly payment, the number of Sponsor’s fee Shares issued can vary and possibly decrease, even as the number of Shares outstanding increases slightly.

The Trust’s NAV per Share increased approximately 2.31% during the six months ended July 31, 2023, starting at $18.65 per Share and ending at $19.08 per Share, compared to a decrease of 2.46%, from $17.45 to $17.02 during the six months ended July 31, 2022. The Trust’s NAV per share increased slightly less than the price per ounce of gold on a percentage basis due to the Sponsor’s fees, which were 46,216 Shares in total for the six months ended July 31, 2023, compared with 44,474 Shares paid as Sponsor’s fees in the six months ended July 31, 2022. The NAV per share of $19.85 on April 13, 2023 was the highest during the six months ended July 31, 2023, compared with a low of $17.55 on February 24, 2023.

The change in net assets from operations for the six months ended July 31, 2023 was $15,113,622, resulting from the Sponsor’s fees of $(868,554) and a net realized and unrealized gain on investment in gold bullion of $15,982,176. In comparison, the change in net assets from operations for the six months ended July 31, 2022 was $(20,906,384), resulting from the Sponsor’s fees of $(803,310) and a net realized and unrealized loss on investment in gold bullion of $(20,103,074).

Other than the Sponsor’s fee, the Trust had no expenses during the quarter ended July 31, 2023 or the quarter ended July 31, 2022.

For the calendar quarter ended July 31 2023, the Marketing Agent earned a fee of $53,479 which was paid by the Sponsor on August 30, 2023; since the initiation of the Marketing Agent’s efforts on behalf of the Trust on October 22, 2015, a total of $869,700 in Fees has been paid, representing 1.0971% of the maximum fee potentially payable to the Marketing Agent pursuant to the Marketing Agent Agreement.  Effective July 24, 2020, the Sponsor and the Marketing Agent amended the fee structure under the Marketing Agent Agreement, however the financial obligations created thereunder remain the obligations of the Sponsor of the Trust, any fees payable thereunder remain payable from the Sponsor’s fee and the cap on the fees payable to the Marketing Agent remains unchanged.

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

The Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s gold as necessary to pay the Trust’s expenses not otherwise assumed by the Sponsor. The Trustee will not sell gold to pay the Sponsor’s fee but will pay the Sponsor’s fee in Shares in lieu of cash. At July 31, 2023 and July 31, 2022, the Trust did not have any cash balances.

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

Under the supervision and with the participation of the principal executive officer and principal financial officer of the Sponsor, the Sponsor conducted an evaluation of the Trust’s disclosure controls and procedures, as defined under Exchange Act Rules 13a-15(e) and 15d-15(e). Based on this evaluation, the principal executive officer and principal financial officer of the Sponsor concluded that, as of July 31, 2023, the Trust’s disclosure controls and procedures were effective.

There have been no changes in the Trust’s or Sponsor’s internal control over financial reporting that occurred during the Trust’s fiscal quarter ended July 31, 2023 that have materially affected, or are reasonably likely to materially affect, the Trust’s or Sponsor’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) None.

(b) Not applicable.

(c)

Shares Redeemed Per Month in the Quarter ended July 31, 2023	Total Shares Redeemed	Average Ounces of Gold Per Share
Period
05/01/23 to 05/31/23	-	0.00968770
06/01/23 to 06/30/23	-	0.00968555
07/01/23 to 07/31/23	-	0.00968350
	-

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

MERK INVESTMENTS LLC
Sponsor of the VanEck Merk Gold Trust

Date: September 8, 2023	/s/ Axel Merk
Axel Merk
President and Chief Investment Officer
(Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer)

*	The Registrant is a trust and the person is signing in his capacities as officers of Merk Investments LLC, the Sponsor of the Registrant.