Form 10-K/A
period 2023-01-31
VanEck Merk Gold Trust
filed 2024-03-01
CIK 1546652

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

As of February 28, 2024, there were 39,925,409 VanEck Merk Gold Shares outstanding.

Documents incorporated by reference: None.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends certain items of the Annual Report on Form 10-K for the fiscal year ended January 31, 2023 of VanEck Merk Gold Trust (the “Trust”), originally filed with the Securities and Exchange Commission (“SEC”) on April 13, 2023 (the “Original Form 10-K”). This Amendment amends the Original Form 10-K include the audit report of BBD, LLP with respect to the assets and liabilities of the Trust, including the schedules of investment, as of January 31, 2022 and 2021, and the related statements of operations and changes in net assets for each of the years in the three-year period ended January 31, 2022, the financial highlights for each of the years in the five-year period ended January 31, 2022, and the related notes (the “BBD Audit Report”). The BBD Audit Report was inadvertently omitted from the Original Form 10-K.

This Amendment amends only the following items of the Original Form 10-K and only with such modifications as necessary to reflect the inclusion of the BBD Audit Report:

●	Part II, Item 8, Financial Statements, solely with respect to the audited financial statements required by Regulation S-X that are incorporated by reference therein;

●	Pages F-1 to F-14 (Report of Independent Registered Public Accounting Firm, Audited Financial Statements, and Notes to Financial Statements); and

●	Exhibits 23.1, 23.2, 31.1 and 32.1.

In order to preserve the nature and character of the disclosures set forth in the Original Form 10-K, this Amendment speaks as of the date of the filing of the Original Form 10-K and the disclosures contained in this Amendment have not been updated to reflect events occurring subsequent to that date, other than those associated with the inclusion of the BBD Audit Report. Among other things, forward-looking statements made in the Original 10-K have not been revised to reflect events that occurred or facts that became known to the Trust after the filing of the Original 10-K, and such forward looking statements should be read in their historical context. Currently dated auditor consents and certifications from the Trust’s Principal Executive Officer are also attached to this Amendment as Exhibits 23.1, 23.2, 31.1 and 32.1. For clarity, exhibits that are not listed in this Amendment shall remain the same as filed with the original Form 10-K. This Amendment should be read in conjunction with the Original Form 10-K and the Trust’s other SEC filings.

VANECK MERK GOLD TRUST

ANNUAL REPORT ON FORM 10-K

i

PART II

Item 8. Financial Statements

The audited financial statements required by Regulation S-X, with the respective reports of the Trust’s independent registered public accounting firms for the periods set forth therein, appear on pages F-1 to F-15 of this Report and are incorporated in this Item 8 by reference to such information.

1

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

2

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

MERK INVESTMENTS LLC
Sponsor of the VanEck Merk Gold Trust

Date: February 29, 2024	/s/ Axel Merk
Axel Merk
President and Chief Investment Officer
(Principal Executive Officer and Principal Financial Officer)

*	The Registrant is a trust and the person is signing in his capacity as an officer of Merk Investments LLC, the Sponsor of the Registrant.

3