Form 10-K
period 2024-01-31
VanEck Merk Gold Trust
filed 2024-03-29
CIK 1546652

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2024

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒  No ☐

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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐

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

As of July 31, 2023, the aggregate market value of the VanEck Merk Gold Shares held by non-affiliates of the registrant was approximately $733,587,762.66.

As of March 22, 2024, there were 39,922,339 VanEck Merk Gold Shares outstanding.

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

The redeemable per share value of the Shares increased from $18.65 at January 31, 2023 to $19.69 at January 31, 2024, the Trust’s fiscal year end. Outstanding Shares in the Trust increased from 35,203,259 Shares at January 31, 2023 to 39,626,030 Shares outstanding at January 31, 2024.

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

Gold jewelry demand on average has been around 70.4 million Ounces per year from the period of 2010 to 2023. Total annual jewelry demand amounted to 69.7 million Ounces in 2023. The largest decline was in 2020, down 38.5% or 21.9 million Ounces. Gold jewelry demand, as a proportion of total gold demand was 60.5% in 2013 before falling to 48.7% in 2023. In 2023, gold jewelry demand, as a proportion of total demand, increased by 2.0% from 2022.

Industrial and medical demand

In addition to its application in jewelry, gold has been widely used in manufacturing and medical treatment. In 2023, 6.7% of gold demand came from industrial fabrication. From the period of 2010 to 2023, over 70% of industrial demand has been derived from electronic component manufacturing, in large part due to gold’s high electronic conductivity and natural resistance to corrosion. Gold is also used for industrial decoration, such as gold plating and coating.

Industrial use of gold is more common in the developed world, whereas most of the gold fabrication in developing nations is typically for jewelry. Demand for gold used in electronics manufacturing fell sharply in 2009, down 11.7% from 2008, likely caused by weak economic conditions, but it rebounded 17.3% in 2010. From 2010 thereafter, demand for gold used in electronics fell every year between 2010 and 2016, before rising to 8.5 million Ounces in 2017, 8.6 million Ounces in 2018, fell to 8.4 million Ounces in 2019, fell to 8.0 million Ounces in 2020, rising to 8.7 million Ounces in 2021, fell to 8.1 million Ounces in 2022 and fell to 7.8 million Ounces in 2023.

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

Investment demand

As of 2023, around 2.7 billion Ounces of above-ground gold was held as an investment or store of value, accounting for 39.6% of the estimated total, under half of which was held by the official sector. In 2023, the official stock purchased by the official sector was 31.6 million Ounces.

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

Over the past decade, there has been a steady rise in the number of investors worldwide holding gold. A large part of this trend has been the advent and proliferation of gold-tracking exchange-traded funds, which allow investors greater access to investments in gold. In 2023, ETF investment demand was -5.5% of the total annual gold demand, as compared to -2.3% in 2022.

Sources of gold supply

Sources of gold supply include mine production, secondary supply from recycled gold and official sector sales.

Mine production

The largest portion of gold supply comes from mine production, including gold produced both from primary deposits and from secondary deposits where the gold is mined as a by-product. All the recorded gold ever mined in human history amounts to approximately 6.8 billion Ounces, or 212,582 metric tons. To put this in perspective, if every single ounce of this gold were placed next to each other, the resulting cube of pure gold would only measure around 22 meters on each side, says World Gold Council.

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

Over recent years, gold has been increasingly mined in developing countries; China is currently the world’s largest gold producing country. Other notable gold producing countries include Australia, Russia and South Africa. In 2023, global mine production amounted to 117.2 million Ounces, which was 0.6 million Ounces more than the year prior.

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

Recycled gold supply is highly affected by gold prices and economic conditions. Supplies reached elevated levels during the 1997–1998 Asian financial crisis and hit a record of 41.2 million Ounces in 2009, spurred by the global financial crisis and rising gold prices. Since then, the total amount of scrap gold has decreased to 39.7 million Ounces in 2023.

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

Official sector sales

Approximately 17.3%2 of total above-ground gold stock is held by the official sector, a proportion that had declined over recent years before the global financial crisis. During 1989–2007, official sector sales outstripped annual purchases, meaning the official sector became a net seller of gold to the private sector.

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

Since the onset of the financial crisis, the official sector reversed its role as a net seller over the previous nineteen years. From 2008 to 2013, the official sector was a net purchaser of 60.0 million Ounces of gold. Central banks of major developing economies, including the People’s Bank of China, the Reserve Bank of India and the Russian central bank, have substantially increased gold reserves. In September 2009, the IMF Executive Board approved the sale of 13.0 million Ounces, approximately one-eighth of the Fund’s total holdings of gold, to help boost its lending resources. The IMF completed the gold sales program in December 2010. In 2023, Kazakhstan decreased their gold reserves by 1.8 million Ounces and Turkey decreased their gold reserves by 1.6 million Ounces, in 2023.

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

The COMEX is the largest gold futures and options exchange. In 2023, total gold futures and options contract volume amounted to 56.5 million and 12.2 million contracts, respectively3. In 2007, the Chicago Mercantile Exchange merged with the CBOT to form the Chicago Mercantile Exchange Group (the “CME Group”), and in 2008 the CME Group acquired the COMEX.

In November 2013, the Intercontinental Exchange acquired NYSE Liffe, the sixth largest exchange for gold futures trading, as part of the acquisition of NYSE Euronext.

[3]	Source: CME Group (Dec. 2022)

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

Historical movements in the gold price

The following chart illustrates the historical movements in the price of gold for the period January 1970 to January 2024, measured in U.S. dollar per Ounce.

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

In 2023, Gold started off at the year at $1,824.02 per Ounce. The metal reached a high of $2,077.49 per Ounce on December 27 2023. The low for 2023 was $1,811.04 on February 24, 2023 and ended the year at $2,062.98 per Ounce.

Volatility

Annualized Standard Deviation

	S&P 500	Spot Gold	Spot Silver
1991–1995	10.1%	9.8%	23.2%
1996–2000	16.0%	13.0%	22.4%
2001–2005	14.9%	13.5%	24.1%
2006–2010	17.8%	19.5%	34.5%
2011–2015	11.7%	18.4%	35.5%
2016–2023	16.1%	13.9%	28.3%

Source: Bloomberg, Merk Investments LLC

Gold price volatility was 9.8% during 1991–1995 and rose to 13.0% for the period of 1996–2000, 13.5% for 2001–2005 and 19.5% for 2006–2010. Gold price volatility declined to 18.4% during the 2011–2015 period. In 2016-2023, gold price volatility came down further to 13.9%. The price of gold has historically been less volatile than other commodities such as silver. This lower volatility may reflect gold’s role as a financial asset and the much broader liquid financial market that gold has compared to other commodities.

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

All gold is valued based on its Fine Ounce content, calculated by multiplying the weight of gold by its purity; the same methodology is applied independent of the type of gold held by the Trust; similarly, the value of up to 430 Fine Ounces of unallocated gold the Trust may hold is calculated by multiplying the number of Fine Ounces with the price of gold determined by the Trustee as follows. Prior to August 7, 2023 (the “Index Change Date”), the Trustee valued the gold held by the Trust based on the afternoon session of the twice daily fix of the price of a Fine Ounce of gold which starts at 3:00 PM London, England time and is performed in London by the ICE Benchmark Administration as an independent third-party administrator (the “LBMA PM Gold Price”). The Trustee also determined the NAV per Share. Prior to the Index Change Date, if on a day when the Trust’s NAV is being calculated the LBMA PM Gold Price for that day is not available, the Trustee valued the gold held by the Trust based on that day’s morning session of the twice daily fix of the price of a Fine Ounce of gold, which starts at 10:30 AM London, England time and is performed in London by the ICE Benchmark Administration as a independent third-party administrator (the “LBMA AM Gold Price”). If no fix was available for the day, the Trustee valued the Trust’s gold based on the most recently announced LBMA AM Gold Price or LBMA PM Gold Price.

On the Index Change Date, the pricing index the Sponsor uses in relation to the Shares issued by the Trust changed to reference the Solactive Gold Spot Index (the “Solactive Index”) in lieu of the LBMA PM Gold Price.

Following the Index Change Date, the Trustee values the gold held by the trust based on the Solactive Index. Solactive AG (“Solactive”) owns, calculates, and disseminates the Solactive Index. The Solactive Index is a U.S. Dollar denominated index that aims to provide a price fixing for the gold spot price quoted as U.S. Dollars per Troy Ounce (“XAU”) and determined for the close of trading on the New York Stock Exchange (“NYSE”). The Solactive Index calculates gold bullion fixing prices by taking Time Weighted Average Prices (“TWAP”) of XAU trading prices provided via ICE Data Services (“IDS”) data feed.

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

For any calculation day t, the Solactive Index (Indext), is determined in accordance with the following formula:

$$Index_t = 0.9 * TWAP^{XAU}_{t,\ \text{TWAP FIXING START TIME},\ \text{TWAP END TIME}} + 0.1 * TWAP^{XAU}_{t,\ \text{TWAP END TIME},\ \text{TWAP FIXING END TIME}}$$

With:

$$Index_{\text{START DATE}} = 100$$

$$TWAP^{XAU}_{t,\ \text{TIME PERIOD 1}} = \frac{\sum_{k=1}^{k=N} P^{XAU}_{t,k}}{N1}$$

$$TWAP^{XAU}_{t,\ \text{TIME PERIOD 2}} = \frac{\sum_{k=1}^{k=N} P^{XAU}_{t,k}}{N2}$$

TIME PERIOD 1 : The Time Period between TWAP FIXING START TIME and TWAP END TIME.

TIME PERIOD 2 : The Time Period between TWAP END TIME and TWAP FIXING END TIME.

N1: Total Number of Ticks in the TIME PERIOD 1 as of the CALCULATION DAY t.

N2: Total Number of Ticks in the TIME PERIOD 2 as of the CALCULATION DAY t.

$P^{XAU}_{t,k}$: The Tick Value (using TRADE ticks) of XAU corresponding to the Tick number ***k*** as ***t.***

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

The Sponsor’s Fee for the year ended January 31, 2024 was $1,798,880.

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

The Sponsor

The Sponsor, Merk Investments LLC, is a Delaware limited liability company. The Sponsor’s office is located at 1150 Chestnut St. Menlo Park, CA 94025. The Sponsor has provided investment advisory services to mutual funds since 2005. As of December 31, 2023, the Sponsor had approximately $1,114.08 million of assets under management. The Sponsor’s role is discussed below, and it has undertaken the responsibilities set forth below.

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

The Trustee

The Bank of New York Mellon, a banking corporation organized under New York State law with trust powers, serves as the Trustee. The Trustee has a trust office at 240 Greenwich Street, 22W, New York, NY 10286. The Trustee is subject to supervision by the New York State Financial Services Department and the Board of Governors of the Federal Reserve System. Information regarding creation and redemption Basket composition, NAV of the Trust, transaction fees for the creation and redemption of Baskets and the names of the parties that have executed an Authorized Participant Agreement may be obtained from the Trustee. A copy of the Trust Agreement is available for inspection at the Trustee’s trust office identified above. Under the Trust Agreement, the Trustee is required to maintain capital, surplus and undivided profits of at least $150 million.

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

During the fiscal year that ended January 31, 2024, Inspectorate International Limited, a leading commodity inspection and testing company, conducted a physical gold audit of the Trust on October 16, 2023. Due to unavailability of time slots at the vault, Inspectorate was unable to perform a physical inspection of the Trust’s gold on January 31, 2024. Inspectorate was able to conduct a physical gold audit of the Trust on February 2, 2024.

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

Maximum 28% Long-Term Capital Gains Tax Rate for U.S. Investors Who Are Individuals

Gains recognized by an individual, estate or trust (each referred to below as an “individual” unless the context requires otherwise) from the sale of “collectibles,” which term includes gold, held for more than one year are subject to federal income tax at a maximum rate of 28% rather than the lower maximum rates applicable to most other long-term capital gains individuals recognize (a maximum of 15% for a single individual with taxable income not exceeding $518,900 ($583,750 for married individuals filing jointly) and 20% for individuals with taxable income exceeding those respective amounts, which apply for 2024 and will be adjusted for inflation annually thereafter). For these purposes, gain an individual recognizes on the sale of an interest in a “grantor trust” that holds collectibles (such as the Trust) is treated as gain recognized on the sale of the collectibles, to the extent the gain is attributable to unrealized appreciation in value of the collectibles. Therefore, any gain recognized by an individual U.S. Investor attributable to a sale or exchange of Shares held for more than one year, or attributable to the Trust’s sale of any gold that the investor is treated (through his, her or its ownership of Shares) as having held for more than one year, generally will be subject to federal income tax at a maximum rate of 28%. The tax rates for capital gains recognized on the sale of assets held by an individual U.S. Investor for one year or less, or by a taxpayer other than an individual, are generally the same as those at which ordinary income is taxed.

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

The Solactive Index is New, and Therefore, May Have Limited Trading Data and Disruptions

Effective as of the Index Change Date, the Trustee values the gold held by the Trust based on the Solactive Index. Potential disruptions and limited data could impact the value of the gold held by the Trust and could have an adverse effect on the value of an investment in the Shares.

As of the Index Change Date, the Trustee values the gold held by the Trust based on the Solactive Index, which is described under “Business – Valuation of Gold and Computation of Net Asset Value”. The Trustee also uses the Solactive Index to determine the NAV per Share.

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

The Trust as well as the Sponsor and its service providers are vulnerable to the effects of public health crises, such as the coronavirus pandemic (the “COVID-19 pandemic”).

Pandemics and other public health crises may cause a curtailment of business activities which may potentially impact the ability of the Sponsor and its service providers to operate. The COVID-19 pandemic or a similar public health threat could adversely impact the Trust by causing operating delays and disruptions, market disruption and shutdowns (including as a result of government regulation and prevention measures). The COVID-19 pandemic, for example, had substantive effects on social, economic and financial systems, including significant uncertainty and volatility in the financial markets.

The Trust as well as the Sponsor and its service providers are vulnerable to the effects of geopolitical events, including the Israel-Hamas war, the continuation of the war in Ukraine and other hostilities.

Geopolitical events, including the Israel-Hamas war, the continuation of the war in Ukraine and other hostilities could disrupt and potentially impact the business activities of the Sponsor and its service providers and have an adverse effect on the Trust.

On October 7, 2023, militants from Gaza attacked Israeli towns, killed Israeli civilians and soldiers and took hostages. In response to the attack, Israel declared war against Hamas, attacking Hamas and Islamic targets in Gaza. The responses of countries and political bodies to these events, the larger overarching tensions, Israel’s military response and the potential for wider conflict may increase financial market volatility generally, have adverse effects on regional and global economic markets, and cause volatility in the price of gold and the price of the Shares. In addition, the conflict, along with any global political fallout and implications including sanctions, collateral war damage, and a potential expansion of the conflict, could disturb the gold market.

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

The responses of countries and political bodies to Russia’s actions, the larger overarching tensions, and Ukraine’s military response and the potential for wider conflict may increase financial market volatility generally, have adverse effects on regional and global economic markets, and cause volatility in the price of gold and the price of the Shares. In addition, the conflict in Ukraine, along with global political fallout and implications including sanctions, collateral war damage, and a potential expansion of the conflict beyond Ukraine’s borders, could disturb the gold market.

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

The Custodian, the Trustee and the Trust’s marketing agent, Van Eck Securities Corporation (“VanEck” or “Marketing Agent”), depend upon information technology infrastructure, including network, hardware and software systems to conduct their business as it relates to the Trust. A cybersecurity incident, or a failure to protect their computer systems, networks and information against cybersecurity threats, could result in a loss of information and adversely impact their ability to conduct their business, including their business on behalf of the Trust. A cybersecurity incident may result in any of the following: financial losses (including loss or theft of Trust assets), interference with the Trust’s ability to calculate its NAV, disclosure of confidential information, impediments to trading, submission of erroneous trades or erroneous creation or redemption orders, the inability of the Trust, the Custodian, the Marketing Agent and, to a lesser degree, the Sponsor to transact business, violations of applicable privacy and other laws, regulatory fines, penalties, reputational damage, reimbursement or other compensation costs, and other legal and compliance costs. In addition, cyber incidents may render records of Trust assets and transactions, shareholder ownership of the Shares, and other data integral to the functioning of the Trust inaccessible, inaccurate or incomplete. The Trust may incur substantial costs in order to resolve or prevent cyber incidents. Despite implementation of network and other cybersecurity measures, their security measures may not be adequate to protect against all cybersecurity threats.

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

The Sponsor’s Chief Information Security Officer (“CISO”) is responsible for overseeing the Trust’s cybersecurity practices. The CISO also manages IT affecting the Trust. The CISO is responsible for overseeing the ongoing adequacy of design and effective implementation of these policies and procedures and to review these procedures at least annually. The CISO is trained as a computer scientist (Master of Science) with extensive programming and system administration experience. The CISO’s background includes study of many of the IT building blocks of a modern office infrastructure, including the study and programming of network protocols, information theory, public key cryptography.

Information Systems Security

The Sponsor’s CISO oversees the maintenance of an inventory of information systems (“Information Systems”) employed by the Sponsor of the Trust either directly or through a vendor. Information Systems include electronic and physical systems used to store, process or transmit information either directly or through a service provider. This includes all methods of data processing, transmission, and retention, both electronic and physical. Electronic Information Systems used by on behalf of the Trust must, at a minimum, adequately address security elements consistent with applicable state and local regulatory requirements and best practices pertaining to:

●	Data Storage,

●	User Access, and

●	Data Transmission.

The adequacy of security measures used by service providers for internal information will be evaluated in connection with the risk assessment process outlined below in the section labeled Risk Assessment. The CISO is responsible for classifying information, identifying risks, and identifying risk mitigation strategies. The CISO is also responsible for evaluating the adequacy of risk mitigation strategies prior to deploying any Information System. Externally hosted applications (those not installed on the Sponsor’s local network and servers) are reviewed by the CISO at least annually thereafter.

Risk Identification

The CISO will identify reasonably foreseeable risks to the security or integrity of each Information System. The risk identification process will consider appropriate internal and external threat scenarios based on people, process or technology vulnerabilities that could cause the Information System to be compromised, damaged, tampered with or otherwise impaired.

Risk Mitigation

The CISO will identify processes or controls to mitigate identified risks to the security or integrity of each Information System. The computer system security requirements set forth below in this policy may adequately mitigate certain identified risks. Other processes or controls may be required to adequately mitigate other risks.

Risk Assessment

As part of the Sponsor’s ISSP for the Trust, the CISO will document in a risk assessment the Information Systems for the Trust, risks identified in Information Systems, and related risk mitigation processes and controls. Included in the risk assessment will be an assessment of each risk’s potential impact on the operations affecting the Trust, on the security of the Trust’s data, and also potential business consequences of each risk. The CISO will review and update the risk assessment at least annually. Additionally, at least annually (for external hosted applications) and following any significant change in operations (for all applications), the CISO is responsible for gathering information about the operation of previously identified risk mitigation strategies and any changes to information classification, identified risks or risk mitigation strategies. The CISO must evaluate the risk mitigation strategies for ongoing adequacy. The evaluation must be documented in a form prescribed by the CISO. If the CISO concludes that risk mitigation strategies are inadequate for an Information System containing confidential or internal information, action will be taken to either correct the inadequacy in a timely manner or discontinue use of the Information System.

Cybersecurity Procedures

The Sponsor has adopted procedures to implement the cybersecurity policy applicable to the Trust, which include the following:

●	The Sponsor maintains system access rights and controls for the Trust including:

-	restricting Supervised Persons’ (a “Supervised Person” is each employee, officer, member, and other persons who are subject to the Sponsor’s supervision and control) network resources access to the systems which are necessary for their business functions,

-	use of passwords,

-	authentication of users, and

-	secure remote access protocols;

●	The Sponsor maintains its systems carrying Trust data with appropriate updates and virus protections;

●	The Sponsor promptly eliminates access to all networks, devices, and resources as part of its HR procedures in the event a Supervised Person resigns or is terminated. Such Supervised Person is required to immediately return all Sponsor-related equipment and information to the CISO;

●	The Sponsor has adopted procedures governing the use of mobile devices for the business purposes affecting the Trust;

●	The Sponsor prohibits Supervised Persons from installing software on company owned equipment without first obtaining approval from the CISO or other designated person(s);

●	The CISO or other designated person(s) conducts periodic monitoring of the networks affecting the Trust to detect potential cybersecurity events;

●	The CISO or other designated person(s) conducts periodic monitoring of the networks affecting the Trust to detect unauthorized data transfers;

●	Security procedures to protect information that is electronically stored or transmitted include authentication protocols; secure access control measures, and encryption of all transmitted files;

●	All suspicious activity involving the Information Systems affecting the Trust recognized or uncovered by personnel should be promptly reported to his or her supervisor and/or the CISO; and

●	A Supervised Person must immediately notify his or her supervisor and/or the CISO to report a lost or stolen laptop, mobile device, and/or flash drive.

The Chief Compliance Officer (“CCO”) oversees the Sponsor’s Cybersecurity policy and in collaboration with the CISO reviews it annually.

There have been no cybersecurity incidents since the Trust has been founded.

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

(b)

Not applicable.

(c)

Although the Trust does not purchase Shares directly from its investors in connection with Delivery Applications or the redemption of Baskets, the Trust redeemed Shares as follows during the year ended January 31, 2024:

Period	Total Shares Redeemed	Average Ounces of Gold Per Share
First Quarter	200,000	0.00969165
Second Quarter	-	0.00968565
Third Quarter	560,955	0.00967950
Fourth Quarter	760,964	0.00967349
Total	1,521,919

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

NAV per Share vs. 1/100th Gold Fix from the Date of Inception to January 31, 2024.

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

In determining the Trust’s NAV, prior to the Index Change Date, the Trustee valued the gold held by the Trust based on the LBMA PM Gold Price, and after the Index Change Date, the Trustee valued the gold held by the Trust based on the Solactive Index. The Trustee also determines the NAV per Share. Prior to the Index Change Date, if on a day when the Trust’s NAV is being calculated the LBMA PM Gold Price for that day is not available, the Trustee will value the gold held by the Trust based on the LBMA AM Gold Price. If no fix is available for the day, the Trustee will value the Trust’s gold based on the most recently announced LBMA AM Gold Price or LBMA PM Gold Price. Prior to March 20, 2015, the Trustee utilized the daily fix of the price of a Fine Ounce of gold as performed by the five members of the London gold fix, which has now been replaced by the ICE Benchmark Administration as an independent third-party administrator.

If the Sponsor determines that such price is inappropriate to use, it shall identify an alternate basis for evaluation to be employed by the Trustee. The Sponsor may instruct the Trustee to use a different publicly available price which the Sponsor determines to fairly represent the commercial value of the Trust’s gold.

	Ounces	Fair Value
Beginning balance as of February 1, 2023	341,282	$656,592,807
Gold bullion contributed	56,653	112,428,811
Gold bullion distributed	(14,731)	(28,535,230)
Realized gain from gold distributed from in-kind	—	3,399,475
Change in unrealized appreciation (depreciation)	—	36,298,490
Ending balance as of January 31, 2024	383,204	$780,184,353

Under the Custody Agreement, the Trustee, the Sponsor and the Sponsor’s auditors and inspectors may visit the premises of the Custodian for the purpose of examining the Trust’s gold and certain related records maintained by the Custodian.

The Sponsor exercised its right to visit the Custodian’s premises and inspect the Trust’s gold and related records most recently on August 22, 2022.

During the fiscal year that ended January 31, 2024, Inspectorate International Limited, a leading commodity inspection and testing company, conducted a physical gold audit of the Trust on October 16, 2023. Due to unavailability of time slots at the vault, Inspectorate was unable to perform a physical inspection of the Trust’s gold on January 31, 2024. Inspectorate was able to conduct a physical gold audit of the Trust on February 2, 2024.

Change in Pricing Index

On the Index Change Date, the pricing index the Sponsor uses in relation to the Shares issued by the Trust changed to reference the Solactive Index in lieu of the LBMA PM Gold Price.

Following the Index Change Date, the Trustee values the gold held by the trust based on the Solactive Index. Solactive will own, calculate, and disseminate the Solactive Index. The Solactive Index is a U.S. Dollar denominated index that aims to provide a price fixing for the gold spot price quoted as U.S. Dollars per Troy Ounce and determined for the close of trading on the NYSE. The Solactive Index calculates gold bullion fixing prices by taking TWAP of XAU trading prices provided via IDS data feed.

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

Comparison of the Fiscal Years Ended January 31, 2024 and 2023

The Trust’s NAV increased from $656,592,798 on January 31, 2023 to $780,184,347 on January 31, 2024, an 18.82% increase for the fiscal year. The increase in the Trust’s NAV resulted primarily from an increase in the number of Shares issued during the period, which rose from 35,203,259 Shares issued and outstanding on January 31, 2023 to 39,626,030 Shares issued and outstanding on January 31, 2024.

NAV per Share increased 5.58% from $18.65 on January 31, 2023 to $19.69 on January 31, 2024. The Trust’s NAV per Share increased slightly less than the price per Ounce of gold on a percentage basis due to the Sponsor’s Fee, which was $1,798,880 for the year, or 0.23% of the Trust’s net assets on an annualized basis.

The NAV per Share of $20.10 on December 27, 2023 was the highest during the year, compared with a low of $17.55 on February 24, 2023.

Net increase in net assets resulting from operations for the year ended January 31, 2024 was 37,899,085, resulting from a net realized gain of $3,399,475 from gold bullion distributed for redemptions and an increase in unrealized appreciation on gold of $36,298,490 and by the Sponsor’s Fee of $1,798,880. Other than the Sponsor’s Fee, the Trust had no expenses during the year ended January 31, 2024.

For the calendar year ended December 31, 2022, the Marketing Agent earned a fee of $322,287. For the calendar year ended December 31, 2023, the Marketing Agent earned a fee of $298,771. The total fees earned by the Marketing Agent since the initiation of the Marketing Agent’s efforts through December 31, 2023 are $1,036,329, which at that time represented 1.2% of the Maximum Fee potentially payable to the Marketing Agent pursuant to the Marketing Agent Agreement. The fee earned in a calendar quarter is paid in the subsequent calendar quarter.

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

Net increase in net assets resulting from operations for the year ended January 31, 2023 was $31,614,263, resulting from a net realized gain of $1,178,406 from gold bullion distributed for redemptions and an increase in unrealized appreciation on gold of $31,993,651 and by the Sponsor’s Fee of $1,557,794. Other than the Sponsor’s Fee, the Trust had no expenses during the year ended January 31, 2023.

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

Net decrease in net assets resulting from operations for the year ended January 31, 2022 was $18,183,432, resulting from a net realized gain of $1,756,856 from gold bullion distributed for redemptions and a decrease in unrealized appreciation on gold of $18,669,013 and by the Sponsor’s Fee of $1,271,275. Other than the Sponsor’s Fee, the Trust had no expenses during the year ended January 31, 2022.

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

Liquidity

The Trust is not aware of any trends, demands, conditions or events that are reasonably likely to result in material changes to its liquidity needs. In exchange for the Sponsor’s Fee, the Sponsor has agreed to assume most of the expenses incurred by the Trust. As a result, the only expense of the Trust during the period covered by this Report was the Sponsor’s Fee. The Trustee will not sell gold to pay the Sponsor’s Fee but will pay the Sponsor’s Fee through Share creation. At January 31, 2024, the Trust did not have any cash balances.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 8. Financial Statements

The audited financial statements required by Regulation S-X, with the report of the Trust’s independent registered public accounting firm, appear on pages F-1 to F-14 of this Report and are incorporated in this Item 8 by reference to such information.

VanEck Merk Gold Trust

Quarterly Statements of Operations

For the year ended January 31, 2024

	(unaudited)
	Three Months ended April 30, 2023	Three Months ended July 31, 2023	Three Months ended October 31, 2023	Three Months ended January 31, 2024	Year ended January 31, 2024
EXPENSES
Sponsor’s fees	$409,800	$458,754	$451,271	$479,055	$1,798,880
Total expenses	409,800	458,754	451,271	479,055	1,798,880

Net Investment loss	(409,800)	(458,754)	(451,271)	(479,055)	(1,798,880)

Net Realized and Unrealized Gain (Loss)
Net realized gain (loss) from gold bullion distributed for redemptions	609,442	-	935,883	1,854,150	3,399,475
Net change in unrealized appreciation (depreciation) on investment in gold bullion	19,860,745	(4,488,011)	3,903,440	17,022,316	36,298,490
Net realized and unrealized gain (loss) from operations	20,470,187	(4,488,011)	4,839,323	18,876,466	39,697,965

Net Increase (Decrease) in Net Assets resulting from operations	$20,060,387	$(4,946,765)	$4,388,052	$18,397,411	$37,899,085

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

Under the supervision and with the participation of the principal executive officer and principal financial officer of the Sponsor, the Sponsor conducted an evaluation of the Trust’s disclosure controls and procedures, as defined under Exchange Act Rule 13a-15(e), as of January 31, 2024. Based on this evaluation, the principal executive officer and principal financial officer of the Sponsor concluded that the Trust’s disclosure controls and procedures were effective as of January 31, 2024.

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

The Principal Executive Officer of the Sponsor assessed the effectiveness of the Trust’s internal control over financial reporting as of January 31, 2024. In making this assessment, he used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). His assessment included an evaluation of the design of the Trust’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Based on his assessment and those criteria, the Principal Executive Officer of the Sponsor concluded that the Trust maintained effective internal control over financial reporting as of January 31, 2024.

Cohen & Company, Ltd., the independent registered public accounting firm that audited and reported on the financial statements as of and for the year ended January 31, 2024 included in this Form 10-K, as stated in their report which is included herein, issued an attestation report on the effectiveness of the Trust’s internal control over financial reporting as of January 31, 2024.

March 29, 2024

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

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The Trust has no directors or executive officers. The biography of the President and Chief Investment Officer of the Sponsor is set out below:

Axel Merk, President and Chief Investment Officer

Mr. Merk is the founder of the Sponsor and has served as President, Chief Investment Officer and Manager of the Sponsor since its inception in December 2000. Mr. Merk oversees and directs the Sponsor’s business and operations, including its fulfillment of its obligations to the Trust. Mr. Merk founded Merk Investments AG in 1994, and served as Chief Investment Officer from 1994 to 2001, during which time he provided investment advisory services. In October 2001, Merk Investments AG transferred its advisory functions to the Sponsor, where Mr. Merk continues to provide advisory services and, since 2005, manages a family of currency mutual funds. Mr. Merk earned a B.A. in Economics (magna cum laude) and a M. Sc. in Computer Science from Brown University in 1991 and 1992, respectively. Mr. Merk is 54 years old.

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

Item 14. Principal Accounting Fees and Services.

Fees for services performed by Cohen & Company, Ltd., as paid by the Sponsor from the Sponsor’s Fee, for the years ending January 31, 2024 and January 31, 2023:

	2024	2023
Audit fees	$61,500	$61,500
Audit-related fees	—	—
Total	$61,500	$61,500

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)(1) Financial Statements

See Index to Financial Statements on Page F-1 for a list of the financial statements being filed herein.

(a)(2) Financial Statement Schedules

Schedules have been omitted since they are either not required, not applicable, or the information has otherwise been included.

(a)(3) Exhibits

Exhibit No.	Exhibit Description
4.1(a)	Form of Depositary Trust Agreement between Merk Investments LLC, as sponsor, and The Bank of New York Mellon, as trustee (incorporated by reference to Exhibit 4.1 filed with Registration Statement No. 333-180868 on April 15, 2014)
4.1(b)	First Amendment To Depositary Trust Agreement, dated as of October 22, 2015, by and between Merk Investments LLC, as sponsor of the Trust, and The Bank of New York Mellon, as trustee of the Trust (incorporated by reference to Exhibit 4.1 filed with Current Report on Form 8-K on October 26, 2015)
4.1(c)	Second Amendment to the Depositary Trust Agreement, dated as of April 28, 2016, by and between Merk Investments LLC, as sponsor of the Trust, and The Bank of New York Mellon, as trustee of the Trust (incorporated by reference to Exhibit 4.1(c) filed with Annual Report on Form 10-K/A on April 29, 2016)
4.2	Form of Authorized Participant Agreement (incorporated by reference to Exhibit 4.2 filed with Registration Statement No. 333-180868 on March 20, 2014)
4.3	Form of Certificate of Shares of the Trust (included as Exhibit A to the Depositary Trust Agreement)
4.4	Form of First Amendment to Authorized Participant Agreement, dated as of August 8, 2017, adopted by Merk Investments LLC, as sponsor of the Trust, and The Bank of New York Mellon, as trustee of the Trust (incorporated by reference to Exhibit 4.2 filed with Quarterly Report on Form 10-Q for the quarter ended July 31, 2017 on September 6, 2017)
4.5	Description of the Registrant’s Securities Registered Under Section 12 of the Securities Exchange Act of 1934
10.1	Allocated Account Agreement between JPMorgan Chase Bank, N.A., as custodian, and The Bank of New York Mellon, solely in its capacity as trustee of the Merk Gold Trust, dated May 6, 2014 (incorporated by reference to Exhibit 10.1 filed with Registration Statement No. 333-180868 on May 7, 2014)
10.2	Unallocated Account Agreement between JPMorgan Chase Bank, N.A., as custodian, and The Bank of New York Mellon, solely in its capacity as trustee of the Merk Gold Trust, dated May 6, 2014 (incorporated by reference to Exhibit 10.2 filed with Registration Statement No. 333-180868 on May 7, 2014)
10.3	Transaction and Shipping Agreement by and between Merk Investments LLC, as sponsor of the Merk Gold Trust, and Coins ‘N Things Inc., dated May 2, 2014 (incorporated by reference to Exhibit 10.4 filed with Registration Statement No. 333-180868 on May 7, 2014)
10.4	Marketing Agent Agreement between Merk Investments LLC, as sponsor of the Trust, and Van Eck Securities Corporation, dated October 22, 2015 (incorporated by reference to Exhibit 10.1 filed with Current Report on Form 8-K on October 26, 2015)
10.4.1	Amendment to Marketing Agent Agreement, dated as of July 24, 2020, by and between Merk Investments LLC and Van Eck Securities Corporation (incorporated by reference to Exhibit 10.4.1 filed with Quarterly Report on Form 10-Q for the quarter ending July 31, 2020 on September 4, 2020)
23.1	Consent of Cohen & Company, Ltd., Independent Registered Public Accounting Firm.
23.2	Consent of BBD, LLP, Independent Registered Public Accounting Firm.
31.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification by Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97.1	Incentive-Based Compensation Recovery Policy
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

Item 16. Form 10-K Summary.

None.

VANECK MERK GOLD TRUST

FINANCIAL STATEMENTS AS OF JANUARY 31, 2024

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Sponsor, Trustee and the Shareholders of VanEck Merk Gold Trust

Opinions on the Financial Statements and Internal Control Over Financial Reporting

We have audited the accompanying statements of assets and liabilities, including the schedules of investment, of VanEck Merk Gold Trust (the “Trust”) as of January 31, 2024 and 2023, and the related statements of operations and changes in net assets for each of the years in the two-year period ended January 31, 2024, and the related notes (collectively referred to as the “financial statements”). We have also audited the Trust’s internal control over financial reporting as of January 31, 2024, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Trust as of January 31, 2024 and 2023, and the results of its operations and changes in its net assets for each of the periods referred to above, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Trust maintained, in all material respects, effective internal control over financial reporting as of January 31, 2024, based on criteria established in Internal Control-Integrated Framework (2013) issued by COSO.

The Trust’s financial statements and internal control over financial reporting for the year ended January 31, 2022, were audited by other auditors whose report dated April 12, 2022, expressed an unqualified opinion on those financial statements and internal control over financial reporting.

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

March 29, 2024

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

Philadelphia, Pennsylvania

April 12, 2022

VanEck Merk Gold Trust

Statements of Assets and Liabilities

	January 31, 2024	January 31, 2023
Assets
Investments in gold bullion (cost $659,416,378 and $572,123,322, respectively)	$780,184,353	$656,592,807
Capital shares receivable	5,906,605	3,730,709
Other receivable	4	-
Total Assets	786,090,962	660,323,516

Liabilities
Gold Bullion purchased payable	5,906,609	3,730,707
Sponsor’s fee payable	6	9
Other payables	-	2
Total Liabilities	5,906,615	3,730,718

Net Assets	$780,184,347	$656,592,798

Net Assets Consists of:
Paid-in-capital	$657,109,274	$571,416,810
Accumulated earnings	123,075,073	85,175,988
	$780,184,347	$656,592,798

Shares issued and outstanding (no par value)	39,626,030	35,203,259
Net asset value per share	$19.69	$18.65

See notes to financial statements.

VanEck Merk Gold Trust

Statements of Operations

	For the Year ended January 31, 2024	For the Year ended January 31, 2023	For the Year ended January 31, 2022
Expenses
Sponsor’s fees	$1,798,880	$1,557,794	$1,271,275
Total expenses	1,798,880	1,557,794	1,271,275

Net investment loss	(1,798,880)	(1,557,794)	(1,271,275)

Net Realized and Unrealized Gain (Loss)
Net realized gain from gold bullion distributed for redemptions	3,399,475	1,178,406	1,756,856
Net change in unrealized appreciation (depreciation) on investment in gold bullion	36,298,490	31,993,651	(18,669,013)
Net realized and unrealized gain (loss) from operations	39,697,965	33,172,057	(16,912,157)

Net Increase (Decrease) in Net Assets resulting from operations	$37,899,085	$31,614,263	$(18,183,432)

See notes to financial statements.

VanEck Merk Gold Trust

Statements of Changes in Net Assets

	For the Year ended January 31, 2024	For the Year ended January 31, 2023	For the Year ended January 31, 2022
Net Assets—beginning of year	$656,592,798	$586,245,772	$442,483,105
Creations	114,227,672	137,482,147	179,243,246
Redemptions	(28,535,208)	(98,749,384)	(17,297,147)
Net investment loss	(1,798,880)	(1,557,794)	(1,271,275)
Net realized gain from gold bullion distributed for redemptions	3,399,475	1,178,406	1,756,856
Net change in unrealized appreciation (depreciation) on investment in gold bullion	36,298,490	31,993,651	(18,669,013)
Net Assets—end of year	$780,184,347	$656,592,798	$586,245,772

See notes to financial statements.

VanEck Merk Gold Trust

Schedules of Investment

January 31, 2024

	Fine Ounces	Cost	Value	% of Net Assets
Gold Bullion	383,204	$659,416,378	$780,184,353	100.00%
Total Investments	383,204	$659,416,378	$780,184,353	100.00%
Liabilities in excess of other assets			(6)	(0.00	)%(a)
Net Assets			$780,184,347	100.00%

January 31, 2023

	Fine Ounces	Cost	Value	% of Net Assets
Gold Bullion	341,282	$572,123,322	$656,592,807	100.00%
Total Investments	341,282	$572,123,322	$656,592,807	100.00%
Liabilities in excess of other assets			(9)	(0.00	)%(a)
Net Assets			$656,592,798	100.00%

(a)	Amount is less than 0.005%.

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

The following table summarizes the inputs used as of January 31, 2024 in determining the Trust’s investments at fair value for purposes of ASC 820:

	Level 1	Level 2	Level 3
Investment in Gold	$780,184,353	$—	$—
Total	$780,184,353	$—	$—

The following table summarizes the inputs used as of January 31, 2023 in determining the Trust’s investments at fair value for purposes of ASC 820:

	Level 1	Level 2	Level 3
Investment in Gold	$656,592,807	$—	$—
Total	$656,592,807	$—	$—

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

For any calculation day t, the Solactive Index (Indext), is determined in accordance with the following formula:

The Solactive Index is calculated and published by Solactive no later than 30 minutes following the close of trading on the NYSE, disseminated to major financial data providers, and made publicly available via the Trust's website.

The Solactive Index calculation is based on XAU market data from IDS, which is a major provider of financial market data. The data is available through IDS's data streaming service, which covers 2,700 spot rates and over 7,500 forwards and non-deliverable forwards, with an average of over 130 million updates per day for spot. IDS compiles data from over 100 sources, including market makers, execution venues, banks and brokers from across the globe, and every updating Trade Tick of spot streaming data is available via IDS's Integrated Data Viewer service in a file-based format.

It is unlikely that, on any given trading day for the Shares, there would be no Trade Ticks recorded for XAU in either Time Period 1 or Time Period 2, such that the Solactive Index calculation could not be performed on such day. Trade Ticks representing XAU are the closing prices for specific gold bullion transactions posted in a 24-hour, global, over-the-counter gold bullion market, which is not subject to trading suspensions, trading halts, or market closures. However, in the unlikely event that IDS is unable to publish pricing information for XAU, for whatever reason, during either Time Period 1 or Time Period 2 on a given trading day, the last available Solactive Index calculation will be used in accordance with Solactive's published and publicly available disruption policy.

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

Changes in the shares for the year ending January 31, 2024 are as follows:
	Shares	Amount
Shares, beginning of year at February 1, 2023	35,203,259	$571,416,810
Shares issued	5,944,690	114,227,672
Shares redeemed	(1,521,919)	(28,535,208)
Shares, end of year at January 31, 2024	39,626,030	$657,109,274

Changes in the shares for the year ending January 31, 2023 are as follows:
	Shares	Amount
Shares, beginning of year at February 1, 2022	33,599,843	$532,684,047
Shares issued	7,638,953	137,482,147
Shares redeemed	(6,035,537)	(98,749,384)
Shares, end of year at January 31, 2023	35,203,259	$571,416,810

Changes in the shares for the year ending January 31, 2022 are as follows:

	Shares	Amount
Shares, beginning of year at February 1, 2021	24,366,372	$370,737,948
Shares issued	10,223,025	179,243,246
Shares redeemed	(989,554)	(17,297,147)
Shares, end of year at January 31, 2022	33,599,843	$532,684,047

2.4. Income Taxes

The Trust is treated as a “grantor trust” for U.S. federal tax purposes. As a result, the Trust itself is not subject to U.S. federal income tax. Instead, the Trust’s income and expenses “flow through” to the shareholders and the Trustee reports the Trust’s income, gains, losses and deductions to the Internal Revenue Service on that basis.

The Sponsor has evaluated whether or not there are uncertain tax positions that require financial statement recognition and has determined that no reserves for uncertain tax positions are required as of January 31, 2024.

2.5. Revenue Recognition Policy

A gain or loss is recognized based on the difference between the selling price and the average cost method of the gold sold on a trade date basis.

3. INVESTMENT IN GOLD

The following represents the changes in Ounces of gold and the respective fair value at January 31, 2024:

	Ounces	Fair Value
Beginning balance as of February 1, 2023	341,282	$656,592,807
Gold bullion contributed	56,653	112,428,811
Gold bullion distributed	(14,731)	(28,535,230)
Realized gain (loss) from gold distributed from in-kind	—	3,399,475
Change in unrealized appreciation (depreciation)	—	36,298,490

Ending balance as of January 31, 2024	383,204	$780,184,353

The following represents the changes in Ounces of gold and the respective fair value at January 31, 2023:

	Ounces	Fair Value
Beginning balance as of February 1, 2022	326,554	$586,245,778
Gold bullion contributed	73,293	135,924,342
Gold bullion distributed	(58,565)	(98,749,370)
Realized gain (loss) from gold distributed from in-kind	—	1,178,406
Change in unrealized appreciation (depreciation)	—	31,993,651

Ending balance as of January 31, 2023	341,282	$656,592,807

The following represents the changes in ounces of gold and the respective fair value at January 31, 2022:

	Ounces	Fair Value
Beginning balance as of February 1, 2021	237,409	$442,483,116
Gold bullion contributed	98,772	177,971,942
Gold bullion distributed	(9,627)	(17,297,123)
Realized gain (loss) from gold distributed from in-kind	—	1,756,856
Change in unrealized appreciation (depreciation)	—	(18,669,013)

Ending balance as of January 31, 2022	326,554	$586,245,778

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

5. FINANCIAL HIGHLIGHTS

The following table presents per share performance data and other supplemental financial data for the years ended January 31, 2024, 2023, 2022, 2021 and 2020 for the shareholders. This information has been derived from information presented in the financial statements.

VanEck Merk Gold Trust

Financial Highlights

Per Share Performance (for a share outstanding throughout each year)

	For the Year Ended January 31, 2024	For the Year Ended January 31, 2023	For the Year Ended January 31, 2022	For the Year Ended January 31, 2021	For the Year Ended January 31, 2020
Net asset value per share, beginning of year	$18.65	$17.45	$18.16	$15.48	$12.99

Net investment loss (a)	(0.05)	(0.04)	(0.04)	(0.05)	(0.06)
Net realized and unrealized gain (loss) on investment in gold bullion	1.09	1.24	(0.67)	2.73	2.55
Net change in net assets from operations	1.04	1.20	(0.71)	2.68	2.49
Net asset value per share, end of year	$19.69	$18.65	$17.45	$18.16	$15.48

Total return, at net asset value	5.58%	6.88%	(3.91)%	17.31%	19.17%

Ratio to average net assets
Net investment loss	(0.25)%	(0.25)%	(0.25)%	(0.30)%	(0.40)%
Net expenses	0.25%	0.25%	0.25%	0.30%	0.40%

(a)	Calculated using average shares outstanding.

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

MERK INVESTMENTS LLC
Sponsor of the VanEck Merk Gold Trust

Date: March 29, 2024	/s/ Axel Merk
Axel Merk
President and Chief Investment Officer
(Principal Executive Officer and Principal Financial Officer)

*	The Registrant is a trust and the person is signing in his capacity as an officer of Merk Investments LLC, the Sponsor of the Registrant.