Form 10-Q
period 2024-04-30
VanEck Merk Gold Trust
filed 2024-06-07
CIK 1546652

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2024

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

As of June 5, 2024, the issuer had 42,678,520 shares outstanding.

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

ii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

VanEck Merk Gold Trust

Statements of Assets and Liabilities

	April 30, 2024	January 31, 2024
	(unaudited)
Assets
Investments in gold bullion (cost $685,441,413 and $659,416,378, respectively)	$904,160,071	$780,184,353
Capital shares receivable	-	5,906,605
Other receivable	-	4
Total assets	$904,160,071	$786,090,962

Liabilities
Gold Bullion payable	-	5,906,609
Sponsor’s fee payable	19	6
Total liabilities	19	5,906,615

Net assets	$904,160,052	$780,184,347

Net assets consists of:
Paid-in-capital	$683,588,010	$657,109,274
Accumulated earnings	220,572,042	123,075,073
	$904,160,052	$780,184,347
Shares issued and outstanding (no par value)	40,835,640	39,626,030
Net asset value per share	$22.14	$19.69

See notes to unaudited financial statements.

VanEck Merk Gold Trust

Statements of Operations

	For the Three Months Ended April 30, 2024	For the Three Months Ended April 30, 2023
	(unaudited)	(unaudited)
Expenses
Sponsor’s fees	$516,393	$409,800
Total expenses	516,393	409,800
Net investment loss	(516,393)	(409,800)

Net realized and unrealized gain (loss)
Net realized gain from gold bullion distributed for redemptions	62,679	609,442
Net change in unrealized appreciation (depreciation) on investment in gold bullion	97,950,683	19,860,745
Net realized and unrealized gain (loss) from operations	98,013,362	20,470,187

Net increase (decrease) in net assets resulting from operations	$97,496,969	$20,060,387

See notes to unaudited financial statements.

VanEck Merk Gold Trust

Statements of Changes in Net Assets

	For the Three Months Ended April 30, 2024	For the Three Months Ended April 30, 2023
	(unaudited)	(unaudited)
Net assets, beginning of period	$780,184,347	$656,592,798
Creations	26,788,189	39,381,222
Redemptions	(309,453)	(3,879,742)
Net investment loss	(516,393)	(409,800)
Net realized gain (loss) from gold bullion distributed for redemptions	62,679	609,442
Net change in unrealized appreciation (depreciation) on investment in gold bullion	97,950,683	19,860,745
Net assets, end of period	$904,160,052	$712,154,665

See notes to unaudited financial statements.

VanEck Merk Gold Trust

Schedules of Investment

April 30, 2024 (unaudited)

	Fine Ounces	Cost	Value	% of Net Assets
Gold bullion	394,661	$685,441,413	$904,160,071	100.00%
Total investments	394,661	$685,441,413	$904,160,071	100.00%
Liabilities in excess of other assets			(19)	(0.00	)%(a)
Net assets			$904,160,052	100.00%

January 31, 2024

	Fine Ounces	Cost	Value	% of Net Assets
Gold bullion	383,204	$659,416,378	$780,184,353	100.00%
Total investments	383,204	$659,416,378	$780,184,353	100.00%
Liabilities in excess of other assets			(6)	(0.00	)%(a)
Net assets			$780,184,347	100.00%

(a)	Amount is less than 0.005%

See notes to unaudited financial statements.

VanEck Merk Gold Trust

Notes to Unaudited Financial Statements

1. ORGANIZATION

The VanEck Merk Gold Trust (the “Trust”; known as the Merk Gold Trust prior to October 26, 2015 and then as the Van Eck Merk Gold Trust prior to April 28, 2016) is an investment trust formed on May 6, 2014 under New York law pursuant to a depositary trust agreement (the “Trust Agreement”). After consideration of Financial Accounting Standards Topic 946, Merk Investments LLC (the “Sponsor”) has concluded the Trust meets the fundamental characteristics of an investment company. In addition, while the Trust does not currently possess all of the typical characteristics of an investment company, it believes its activities are consistent with those of an investment company and will therefore apply the guidance in Financial Accounting Standards Topic 946, including disclosure of the financial support contractually required to be provided by an investment company to any of its investees. The Sponsor is responsible for, among other things, overseeing the performance of The Bank of New York Mellon (the “Trustee”) and the Trust’s principal service providers, including the preparation of financial statements. The Trustee is responsible for the day-to-day administration of the Trust.

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

VanEck Merk Gold Trust

Notes to Unaudited Financial Statements
(continued)

The following table summarizes the inputs used as of April 30, 2024 in determining the Trust’s investments at fair value for purposes of ASC 820:

	Level 1	Level 2	Level 3
Investment in gold	$904,160,071	$—	$—
Total	$904,160,071	$—	$—

The following table summarizes the inputs used as of January 31, 2024 in determining the Trust’s investments at fair value for purposes of ASC 820:

	Level 1	Level 2	Level 3
Investment in gold	$780,184,353	$—	$—
Total	$780,184,353	$—	$—

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

The Sponsor and the investors may rely on any evaluation or determination of any amount made by the Trustee, and except for any determination by the Sponsor as to the price to be used to evaluate gold, the Sponsor will have no responsibility for the evaluation’s accuracy. The determinations the Trustee makes will be made in good faith upon the basis of, and the Trustee will not be liable for any errors contained in, information reasonably available to it. The Trustee will not be liable to the Sponsor, Authorized Participants (as defined below), the investors or any other person for errors in judgment. However, the preceding liability exclusion will not protect the Trustee against any liability resulting from bad faith or gross negligence in the performance of its duties.

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

Changes in the shares for the three-month period ended April 30, 2024 are as follows:

	Shares	Amount
Shares, beginning of period at February 1, 2024	39,626,030	$657,109,274
Shares issued	1,224,407	26,788,189
Shares redeemed	(14,797)	(309,453)
Shares, end of period at April 30, 2024	40,835,640	$683,588,010

VanEck Merk Gold Trust

Notes to Unaudited Financial Statements
(continued)

Changes in the shares for the year ended January 31, 2024 are as follows:

	Shares	Amount
Shares, beginning of period at February 1, 2023	35,203,259	$571,416,810
Shares issued	5,944,690	114,227,672
Shares redeemed	(1,521,919)	(28,535,208)
Shares, end of period at January 31, 2024	39,626,030	$657,109,274

2.4. Income Taxes

The Trust is treated as a “grantor trust” for U.S. federal tax purposes. As a result, the Trust itself is not subject to U.S. federal income tax. Instead, the Trust’s income and expenses “flow through” to the shareholders and the Trustee reports the Trust’s income, gains, losses and deductions to the Internal Revenue Service on that basis.

The Sponsor has evaluated whether or not there are uncertain tax positions that require financial statement recognition and has determined that no reserves for uncertain tax positions are required as of April 30, 2024.

2.5. Revenue Recognition Policy

A gain or loss is recognized based on the difference between the selling price and the average cost method of the gold sold on a trade date basis.

3. INVESTMENT IN GOLD

The following represents the changes in Ounces of gold and the respective fair value at April 30, 2024:

	Ounces	Fair Value
Beginning balance as of February 1, 2024	383,204	$780,184,353
Gold bullion contributed	11,600	26,271,809
Gold bullion distributed	(143)	(309,453)
Realized gain (loss) from gold distributed from in-kind	-	62,679
Change in unrealized appreciation (depreciation)	-	97,950,683
Ending balance as of April 30, 2024	394,661	$904,160,071

The following represents the changes in Ounces of gold and the respective fair value at January 31, 2024:

	Ounces	Fair Value
Beginning balance as of February 1, 2023	341,282	$656,592,807
Gold bullion contributed	56,653	112,428,811
Gold bullion distributed	(14,731)	(28,535,230)
Realized gain (loss) from gold distributed from in-kind	-	3,399,475
Change in unrealized appreciation (depreciation)	-	36,298,490
Ending balance as of January 31, 2024	383,204	$780,184,353

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

5. FINANCIAL HIGHLIGHTS

The following table presents per share performance data and other supplemental financial data for the three months ended April 30, 2024 and 2023. This information has been derived from information presented in the financial statements.

Financial Highlights (unaudited)

Per Share Performance (for a share outstanding throughout each period)

	For the Three Months Ended April 30, 2024	For the Three Months Ended April 30, 2023
	(unaudited)	(unaudited)
Net asset value per share, beginning of period	$19.69	$18.65
Net investment loss(a)	(0.01)	(0.01)
Net realized and unrealized gain (loss) on investment in gold bullion	2.46	0.57
Net change in net assets from operations	2.45	0.56
Net asset value per share, end of period	$22.14	$19.21

Total return, at net asset value(b)	12.44%	3.00%

Ratio to average net assets(c)
Net investment loss	(0.25)%	(0.25)%
Net expenses	0.25%	0.25%

(a)	Calculated using average shares outstanding
(b)	Not annualized
(c)	Annualized

VanEck Merk Gold Trust

Notes to Unaudited Financial Statements
(continued)

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

Change in Settlement Cycle and Amendment to Authorized Participant Agreements

Effective May 28, 2024, the creation and redemption of new Baskets for the Trust typically will be settled on a “T+1” basis (i.e., one business day after the trade date), unless the Trust and Authorized Participant agree to a different settlement date. However, the Trust reserves the right to settle such transactions on a basis other than T+1 effective May 28, 2024, including in order to accommodate the non-U.S. market holiday schedules, and closures and settlement cycles. Further, an Authorized Participant and the Trust may agree in advance of order acceptance to a different settlement cycle than the standard securities transaction settlement cycle of one business day if the allocation or de-allocation, as the case may be, of Trust’s bullion would be expected to be delayed and prevent a one business day settlement cycle for the order.

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

The Three Months Ended April 30, 2024 Compared to the Three Months Ended April 30, 2023

The Trust’s NAV increased from $780,184,347 on January 31, 2024 to $904,160,052 on April 30, 2024, a 15.89% increase, compared to an 8.46% increase from $656,592,798 on January 31, 2023 to $712,154,665 on April 30, 2023. The increase in the Trust’s NAV in the quarter ended April 30, 2024 resulted from an increase in the value of investments in gold bullion as compared to the prior period. The number of outstanding Shares increased from 39,626,030 Shares on January 31, 2024 to 40,835,640 Shares on April 30, 2024 due to the creation of Shares by Authorized Participants and the creation of 24,407 Shares in the quarter for Sponsor’s fees, as compared to 21,897 Shares for such purpose in the quarter ended April 30, 2023. The number of outstanding Shares on April 30, 2023 was 37,075,156. The Sponsor’s fees are payable at an annualized rate of 0.25% of the Trust’s NAV, accrued on a daily basis computed on the prior business day’s NAV and paid monthly in arrears. Prior to July 24, 2020, the Sponsor’s fees accrued at an annualized rate of .40% of the Trust’s NAV. Due to the daily accrual but monthly payment, the number of Sponsor’s fee Shares issued can vary and possibly decrease, even as the number of Shares outstanding increases slightly.

The Trust’s NAV per Share increased 12.44% during the quarter ended April 30, 2024, starting at $19.69 per Share and ending at $22.14 per Share, compared to an increase of 3.00%, from $18.65 to $19.21 during the quarter ended April 30, 2023. The Trust’s NAV per share increased slightly less than the price per ounce of gold on a percentage basis due to the Sponsor’s fees, which were 24,407 Shares in total for the quarter ended April 30, 2024, compared with 21,897 Shares paid as Sponsor’s fees in the quarter ended April 30, 2023. The NAV per share of $23.10 on April 16, 2024 was the highest during the quarter, compared with a low of $19.25 on February 14, 2024.

The change in net assets from operations for the quarter ended April 30, 2024 was $97,496,969, resulting from the Sponsor’s fees of $(516,393), a net realized gain of $62,679 from gold bullion distributed for redemptions, and a net change in unrealized appreciation on investment in gold bullion of $97,950,683. In comparison, change in net assets from operations for the quarter ended April 30, 2023 was $20,060,387, resulting from the Sponsor’s fees of $(409,800), a net realized gain of $609,442 from gold bullion distributed for redemptions, and a net change in unrealized appreciation on investment in gold bullion of $19,860,745.

Other than the Sponsor’s fee, the Trust had no expenses during the quarter ended April 30, 2024 or the quarter ended April 30, 2023.

For the calendar quarter ended March 31, 2024, the Marketing Agent earned a fee of $82,041 which was paid by the Sponsor on May 14, 2024; since the initiation of the Marketing Agent’s efforts on behalf of the Trust on October 22, 2015, a total of $1,118,370 in Fees has been paid, representing 1.24% of the Maximum Fee potentially payable to the Marketing Agent pursuant to the Marketing Agent Agreement. Effective July 24, 2020, the Sponsor and the Marketing Agent amended the fee structure under the Marketing Agent Agreement, however the financial obligations created thereunder remain the obligations of the Sponsor of the Trust, any fees payable thereunder remain payable from the Sponsor’s fee and the cap on the fees payable to the Marketing Agent remains unchanged.

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

The Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s gold as necessary to pay the Trust’s expenses not otherwise assumed by the Sponsor. The Trustee will not sell gold to pay the Sponsor’s fee but will pay the Sponsor’s fee in Shares in lieu of cash. At April 30, 2024 and April 30, 2023, the Trust did not have any cash balances.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Trust does not engage in transactions in foreign currencies which could expose the Trust or holders of Shares to any foreign currency related market risk. The Trust does not invest in any derivative financial instruments or long-term debt instruments. Fluctuations in the value of gold bullion will affect the value of Shares which are designed to reflect the performance of the price of gold bullion, less the Trust’s expenses.

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

Under the supervision and with the participation of the principal executive officer and principal financial officer of the Sponsor, the Sponsor conducted an evaluation of the Trust’s disclosure controls and procedures, as defined under Exchange Act Rules 13a-15(e) and 15d-15(e). Based on this evaluation, the principal executive officer and principal financial officer of the Sponsor concluded that, as of April 30, 2024, the Trust’s disclosure controls and procedures were effective.

There have been no changes in the Trust’s or Sponsor’s internal control over financial reporting that occurred during the Trust’s fiscal quarter ended April 30, 2024 that have materially affected, or are reasonably likely to materially affect, the Trust’s or Sponsor’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

You should carefully consider the factors discussed under the caption “Risk Factors” beginning on page 21 of our Annual Report on Form 10-K for the fiscal year ended January 31, 2024 (the “Annual Report”), filed with the Securities and Exchange Commission on March 29, 2024, which could materially affect our business, financial condition or future results. There have been no material changes in our risk factors from those disclosed in the Annual Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) None.

(b) Not applicable.

(c)

Shares Redeemed Per Month in the Quarter ended April 30, 2024	Total Shares Redeemed	Average Ounces of Gold Per Share
Period
02/01/24 to 02/29/24	621	0.00966948
03/01/24 to 03/31/24	10,864	0.00966760
04/01/24 to 04/30/24	3,312	0.00966563
	14,797

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

During the period covered by this Quarterly Report, none of the individuals responsible for overseeing the business and operations of the Trust adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as such terms are defined in Item 408 of Regulation S-K under the Securities Act of 1933, as amended).

Item 6. Exhibits

Exhibits No.	Description
4.1(a)	Depositary Trust Agreement between Merk Investments LLC, as sponsor, and The Bank of New York Mellon, as trustee (incorporated by reference to Exhibit 4.1 filed with Registration Statement No. 333- 180868 on April 15, 2014)
4.1(b)	First Amendment To Depositary Trust Agreement, dated as of October 22, 2015, by and between Merk Investments LLC, as sponsor of the Trust, and The Bank of New York Mellon, as trustee of the Trust (incorporated by reference to Exhibit 4.1 filed with Current Report on Form 8-K on October 26, 2015)
4.1(c)	Second Amendment to the Depositary Trust Agreement, dated as of April 28, 2016, by and between Merk Investments LLC, as sponsor of the Trust, and the Bank of New York Mellon, as trustee of the Trust (incorporated by reference to Exhibit 4.1(c) filed with Annual Report on Form 10-K/A on April 29, 2016)
31.1	Certification by Principal Executive Officer and Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1#	Certification by Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

#	The information in Exhibit 32 shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or the Exchange Act, or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act (including this report), unless the Company specifically incorporates the foregoing information into those documents by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned in its capacities* thereunto duly authorized.

MERK INVESTMENTS LLC
Sponsor of the VanEck Merk Gold Trust

Date: June 7, 2024	/s/ Axel Merk
Axel Merk
President and Chief Investment Officer
(Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer)

*	The Registrant is a trust and the person is signing in his capacities as officers of Merk Investments LLC, the Sponsor of the Registrant.