Form 10-Q
period 2024-07-31
VanEck Merk Gold ETF
filed 2024-09-06
CIK 1546652

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2024

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission file number: 001-36459

VANECK MERK GOLD ETF

(Exact name of Registrant as specified in its charter)

New York	46-6582016
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

c/o Merk Investments LLC

1150 Chestnut St

Menlo Park, California 94025

(Address of Principal Executive Offices)

(650) 323-4341

(Registrant’s telephone number, including area code)

VanEck Merk Gold Trust

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
VanEck Merk Gold Shares	OUNZ	NYSE Arca

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of September 5, 2024, the issuer had 44,296,982 shares outstanding.

VANECK MERK GOLD ETF

i

VANECK MERK GOLD ETF

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, or Quarterly Report, includes statements which relate to future events or future performance. In some cases, you can identify such forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or the negative of these terms or other comparable terminology. All statements (other than statements of historical fact) included in this Quarterly Report that address activities, events or developments that may occur in the future, including such matters as changes in commodity prices and market conditions (for gold and the shares), the operations of VanEck Merk Gold ETF, or Trust, the plans of Merk Investments LLC, the sponsor of the Trust, or Sponsor, and references to the Trust’s future success and other similar matters are forward-looking statements. These statements are only predictions. Actual events or results may differ materially. These statements are based upon certain assumptions and analyses made by the Sponsor on the basis of its perception of historical trends, current conditions and expected future developments, as well as other factors it believes are appropriate in the circumstances. Whether or not actual results and developments will conform to the Sponsor’s expectations and predictions is subject to a number of risks and uncertainties, including the special considerations referenced in this Quarterly Report, general economic, market and business conditions, changes in laws or regulations, including those concerning taxes, made by governmental authorities or regulatory bodies, and other world economic and political developments. Consequently, all the forward-looking statements made in this Quarterly Report are qualified by these cautionary statements, and there can be no assurance that the actual results or developments the Sponsor anticipates will be realized or, even if substantially realized, that they will result in the expected consequences to, or have the expected effects on, the Trust’s operations or the value of the shares. Moreover, neither the Sponsor, nor any other person assumes responsibility for the accuracy or completeness of the forward-looking statements. Neither the Trust nor the Sponsor undertakes an obligation to publicly update or conform to actual results any forward-looking statement, whether as a result of new information, future developments or otherwise, except as required by law.

ii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

VanEck Merk Gold ETF

Statements of Assets and Liabilities

	July 31, 2024	January 31, 2024
	(unaudited)
Assets
Investments in gold bullion (cost $735,173,529 and $659,416,378, respectively)	$1,018,106,195	$780,184,353
Capital shares receivable	-	5,906,605
Other receivable	-	4
Total Assets	$1,018,106,195	$786,090,962

Liabilities
Gold Bullion payable	-	5,906,609
Sponsor’s fee payable	18	6
Total liabilities	18	5,906,615

Net assets	$1,018,106,177	$780,184,347

Net assets consists of:
Paid-in-capital	$733,792,699	$657,109,274
Accumulated earnings	284,313,478	123,075,073
	$1,018,106,177	$780,184,347

Shares issued and outstanding (no par value)	43,037,292	39,626,030
Net asset value per share	$23.66	$19.69

See notes to unaudited financial statements.

VanEck Merk Gold ETF

Statements of Operations

	For the Three Months Ended July 31, 2024	For the Three Months Ended July 31, 2023	For the Six Months Ended July 31, 2024	For the Six Months Ended July 31, 2023
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Expenses
Sponsor’s fees	$606,009	$458,754	$1,122,402	$868,554
Total expenses	606,009	458,754	1,122,402	868,554
Net investment loss	(606,009)	(458,754)	(1,122,402)	(868,554)

Net realized and unrealized gain (loss)
Net realized gain from gold bullion distributed for redemptions	133,437	-	196,116	609,442
Net change in unrealized appreciation (depreciation) on investment in gold bullion	64,214,008	(4,488,011)	162,164,691	15,372,734
Net realized and unrealized gain (loss) from operations	64,347,445	(4,488,011)	162,360,807	15,982,176

Net increase (decrease) in net assets resulting from operations	$63,741,436	$(4,946,765)	$161,238,405	$15,113,622

See notes to unaudited financial statements.

VanEck Merk Gold ETF

Statements of Changes in Net Assets

	For the Three Months Ended July 31, 2024	For the Three Months Ended July 31, 2023	For the Six Months Ended July 31, 2024	For the Six Months Ended July 31, 2023
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Net assets, beginning of period	$904,160,052	$712,154,665	$780,184,347	$656,592,798
Creations	50,757,386	35,033,603	77,545,575	74,414,825
Redemptions	(552,697)	-	(862,150)	(3,879,742)
Net investment loss	(606,009)	(458,754)	(1,122,402)	(868,554)
Net realized gain from gold bullion distributed for redemptions	133,437	-	196,116	609,442
Net change in unrealized appreciation (depreciation) on investment in gold bullion	64,214,008	(4,488,011)	162,164,691	15,372,734
Net assets, end of period	$1,018,106,177	$742,241,503	$1,018,106,177	$742,241,503

See notes to unaudited financial statements.

VanEck Merk Gold ETF

Schedules of Investment

July 31, 2024 (unaudited)

	Fine Ounces	Cost	Value	% of Net Assets
Gold bullion	415,679	$735,173,529	$1,018,106,195	100.00%
Total investments	415,679	$735,173,529	$1,018,106,195	100.00%
Liabilities in excess of other assets			(18)	(0.00	)%(a)
Net assets			$1,018,106,177	100.00%

January 31, 2024

	Fine Ounces	Cost	Value	% of Net Assets
Gold bullion	383,204	$659,416,378	$780,184,353	100.00%
Total investments	383,204	$659,416,378	$780,184,353	100.00%
Liabilities in excess of other assets			(6)	(0.00	)%(a)
Net assets			$780,184,347	100.00%

(a)	Amount is less than 0.005%

See notes to unaudited financial statements.

VanEck Merk Gold ETF

Notes to Unaudited Financial Statements

1. ORGANIZATION

The VanEck Merk Gold ETF (the “Trust”; known as the Merk Gold Trust prior to October 26, 2015, as the Van Eck Merk Gold Trust prior to April 28, 2016, and then as the VanEck Merk Gold Trust prior to August 30, 2024) is an exchange-traded fund formed on May 6, 2014 under New York law pursuant to a depositary trust agreement (the “Trust Agreement”). After consideration of Financial Accounting Standards Topic 946, Merk Investments LLC (the “Sponsor”) has concluded the Trust meets the fundamental characteristics of an investment company. In addition, while the Trust does not currently possess all of the typical characteristics of an investment company, it believes its activities are consistent with those of an investment company and will therefore apply the guidance in Financial Accounting Standards Topic 946, including disclosure of the financial support contractually required to be provided by an investment company to any of its investees. The Sponsor is responsible for, among other things, overseeing the performance of The Bank of New York Mellon (the “Trustee”) and the Trust’s principal service providers, including the preparation of financial statements. The Trustee is responsible for the day-to-day administration of the Trust.

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

VanEck Merk Gold ETF

Notes to Unaudited Financial Statements

(continued)

The following table summarizes the inputs used as of July 31, 2024 in determining the Trust’s investments at fair value for purposes of ASC 820:

	Level 1	Level 2	Level 3
Investment in gold	$1,018,106,195	$—	$—
Total	$1,018,106,195	$—	$—

The following table summarizes the inputs used as of January 31, 2024 in determining the Trust’s investments at fair value for purposes of ASC 820:

	Level 1	Level 2	Level 3
Investment in gold	$780,184,353	$—	$—
Total	$780,184,353	$—	$—

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

VanEck Merk Gold ETF

Notes to Unaudited Financial Statements

(continued)

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

VanEck Merk Gold ETF

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

Changes in the shares for the six-month period ended July 31, 2024 are as follows:

	Shares	Amount
Shares, beginning of period at February 1, 2024	39,626,030	$657,109,274
Shares issued	3,450,904	77,545,575
Shares redeemed	(39,642)	(862,150)
Shares, end of period at July 31, 2024	43,037,292	$733,792,699

VanEck Merk Gold ETF

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

The Sponsor has evaluated whether or not there are uncertain tax positions that require financial statement recognition and has determined that no reserves for uncertain tax positions are required as of July 31, 2024.

2.5. Revenue Recognition Policy

A gain or loss is recognized based on the difference between the selling price and the average cost method of the gold sold on a trade date basis.

3. INVESTMENT IN GOLD

The following represents the changes in Ounces of gold and the respective fair value at July 31, 2024:

	Ounces	Fair Value
Beginning balance as of February 1, 2024	383,204	$780,184,353
Gold bullion contributed	32,858	76,423,185
Gold bullion distributed	(383)	(862,150)
Realized gain (loss) from gold distributed from in-kind	—	196,116
Change in unrealized appreciation (depreciation)	—	162,164,691
Ending balance as of July 31, 2024	415,679	$1,018,106,195

The following represents the changes in Ounces of gold and the respective fair value at January 31, 2024:

	Ounces	Fair Value
Beginning balance as of February 1, 2023	341,282	$656,592,807
Gold bullion contributed	56,653	112,428,811
Gold bullion distributed	(14,731)	(28,535,230)
Realized gain (loss) from gold distributed from in-kind	—	3,399,475
Change in unrealized appreciation (depreciation)	—	36,298,490
Ending balance as of January 31, 2024	383,204	$780,184,353

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

VanEck Merk Gold ETF

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

5. FINANCIAL HIGHLIGHTS

The following table presents per share performance data and other supplemental financial data for the three and six months ended July 31, 2024 and 2023. This information has been derived from information presented in the financial statements.

Financial Highlights (unaudited)

Per Share Performance (for a share outstanding throughout each period)

	For the Three Months Ended July 31, 2024	For the Three Months Ended July 31, 2023	For the Six Months Ended July 31, 2024	For the Six Months Ended July 31, 2023
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Net asset value per share, beginning of period	$22.14	$19.21	$19.69	$18.65
Net investment loss(a)	(0.01)	(0.01)	(0.03)	(0.02)
Net realized and unrealized gain (loss) on investment in gold bullion	1.53	(0.12)	4.00	0.45
Net change in net assets from operations	1.52	(0.13)	3.97	0.43
Net asset value per share, end of period	$23.66	$19.08	$23.66	$19.08

Total return, at net asset value(b)	6.87%	(0.68)%	20.16%	2.31%

Ratio to average net assets(c)
Net investment loss	(0.25)%	(0.25)%	(0.25)%	(0.25)%
Net expenses	0.25%	0.25%	0.25%	0.25%

(a)	Calculated using average shares outstanding

(b)	Not annualized

(c)	Annualized

VanEck Merk Gold ETF

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

8. SUBSEQUENT EVENTS

On August 20, 2024, the Sponsor and the Trustee entered into a Third Amendment to Depositary Trust Agreement (the “Third Trust Amendment”), effective as of August 30, 2024, amending the Second Trust Agreement to effectuate a third change in the name of the Trust from “VanEck Merk Gold Trust” to “VanEck Merk Gold ETF.” As a result of the name change, all references to “VanEck Merk Gold Trust” in the Trust Agreement were amended to read “VanEck Merk Gold ETF.” The Shares offered by the Trust remain known as the “VanEck Merk Gold Shares”. Except for the name change effected pursuant to the Third Trust Amendment, the Trust Agreement remains in full force and effect on its existing terms.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This information should be read in conjunction with the unaudited financial statements and notes to the unaudited financial statements included in Item 1 of Part 1 of this Form 10-Q. The discussion and analysis that follows may contain forward-looking statements with respect to the VanEck Merk Gold ETF’s financial conditions, operations, future performance and business. These statements can be identified by the use of the words “may,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or similar words and phrases. These statements are based upon certain assumptions and analyses Merk Investments LLC, the Sponsor, has made based on its perception of historical trends, current conditions and expected future developments. Neither the Trust nor the Sponsor is under a duty to update any of the forward looking statements, to conform such statements to actual results or to reflect a change in management’s expectations or predictions.

Introduction

The VanEck Merk Gold ETF (the “Trust”), formerly known as the Merk Gold Trust prior to October 26, 2015, then as the Van Eck Merk Gold Trust prior to April 28, 2016, and then as VanEck Merk Gold Trust prior to August 30, 2024, is an exchange-traded fund formed on May 6, 2014 under New York law pursuant to a depositary trust agreement (as amended, the “Trust Agreement”). The Trust is not managed like a corporation or an active investment vehicle. It does not have any officers, directors, or employees and is administered by The Bank of New York Mellon (the “Trustee”) pursuant to the Trust Agreement. The Trust is not registered as an investment company under the Investment Company Act of 1940, as amended, and is not required to register under such act. It will not hold or trade in commodity futures contracts, nor is it a commodity pool, or subject to regulation as a commodity pool operator or a commodity trading adviser in connection with issuing shares.

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

Prior to August 7, 2023 (the “Index Change Date”), the Trustee valued the gold held by the Trust based on the afternoon session of the twice daily fix of the price of a Fine Ounce of gold which starts at 3:00 PM London, England time and is performed in London by the ICE Benchmark Administration as an independent third-party administrator (the “LBMA PM Gold Price”). The Trustee also determines the NAV per Share. Prior to the Index Change Date, if on a day when the Trust’s NAV was being calculated the LBMA PM Gold Price for that day was not available, the Trustee would value the gold held by the Trust based on that day’s morning session of the twice daily fix of the price of a Fine Ounce of gold, which starts at 10:30 AM London, England time and is performed in London by the ICE Benchmark Administration as an independent third-party administrator (the “LBMA AM Gold Price,” and together with the LBMA PM Gold Price, the “LBMA Gold Price”). If no fix was available for the day, the Trustee valued the Trust’s gold based on the most recently announced LBMA AM Gold Price or LBMA PM Gold Price.

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

On August 20, 2024, the Sponsor and the Trustee entered into a Third Amendment to Depositary Trust Agreement (the “Third Trust Amendment”), effective as of August 30, 2024, amending the Second Trust Agreement to effectuate a third change in the name of the Trust from “VanEck Merk Gold Trust” to “VanEck Merk Gold ETF.” As a result of the name change, all references to “VanEck Merk Gold Trust” in the Trust Agreement were amended to read “VanEck Merk Gold ETF.” The Shares offered by the Trust remain known as the “VanEck Merk Gold Shares.” Except for the name change effected pursuant to the Third Trust Amendment, the Trust Agreement remains in full force and effect on its existing terms.

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

The Three Months Ended July 31, 2024 Compared to the Three Months Ended July 31, 2023

The Trust’s NAV increased from $904,160,052 at April 30, 2024 to $1,018,106,177 at July 31, 2024, a 12.60% increase, compared to a 4.22% increase from $712,154,665 at April 30, 2023 to $742,241,503 at July 31, 2023. The increase in the Trust’s NAV in the quarter ended July 31, 2024 resulted from an increase in gold bullion held by the Trust and in the price of gold per ounce as compared to the prior period. The number of outstanding Shares increased from 40,835,640 Shares at April 30, 2024 to 43,037,292 Shares at July 31, 2024 due to the creation of Shares by Authorized Participants and the creation of 26,497 Shares in the quarter for Sponsor’s fees, as compared to 24,319 Shares for such purpose in the quarter ended July 31, 2023. The number of outstanding Shares on July 31, 2024 was 43,037,292. Effective July 24, 2020, the Sponsor’s fees are payable at an annualized rate of 0.25% of the Trust’s NAV, accrued on a daily basis computed on the prior Business Day’s NAV and paid monthly in arrears. Prior to July 24, 2020, the Sponsor’s fees accrued at an annualized rate of 0.40% of the Trust’s NAV. Due to the daily accrual but monthly payment, the number of Sponsor’s fee Shares issued can vary and possibly decrease, even as the number of Shares outstanding increases slightly.

The Trust’s NAV per Share increased 6.87% during the quarter ended July 31, 2024, starting at $22.14 per Share and ending at $23.66 per Share, compared to a decrease of 0.68%, from $19.21 to $19.08 during the quarter ended July 31, 2023. The Trust’s NAV per share increased slightly less than the price per ounce of gold on a percentage basis due to the Sponsor’s fees, which were 26,497 Shares in total for the quarter ended July 31, 2024, compared with 24,319 Shares paid as Sponsor’s fees in the quarter ended July 31, 2023. The NAV per share of $23.84 on July 16, 2024 was the highest during the quarter, compared with a low of $22.12 on June 7, 2024.

The change in net assets from operations for the quarter ended July 31, 2024 was $63,741,436, resulting from the Sponsor’s fees of $(606,009), a net realized gain of $133,437 from gold bullion distributed for redemptions, and a net change in unrealized appreciation on investment in gold bullion of $64,214,008. In comparison, the change in net assets from operations for the quarter ended July 31, 2023 was $(4,946,765), resulting from the Sponsor’s fees of $(458,754) and a net change in unrealized depreciation on investment in gold bullion of $(4,488,011).

Other than the Sponsor’s fee, the Trust had no expenses during the quarter ended July 31, 2024 or the quarter ended July 31, 2023.

The Six Months Ended July 31, 2024 Compared to the Six Months Ended July 31, 2023

The Trust’s NAV increased from $780,184,347 at January 31, 2024 to $1,018,106,177 at July 31, 2024, a 30.50% increase, compared to a 13.04% increase from $656,592,798 at January 31, 2023 to $742,241,503 at July 31, 2023. The increase in the Trust’s NAV in the six months ended July 31, 2024 resulted from an increase in the value of investments in gold bullion and also due to the creation of Shares as compared to the prior period. The number of outstanding Shares increased from 39,626,030 Shares at January 31, 2024 to 43,037,292 Shares at July 31, 2024 due to the redemption of 39,642 Shares offset by the creation of 3,450,904 Shares which include 50,904 Shares created for Sponsor’s fees in the six months ended July 31, 2024, as compared to 200,000 Shares redeemed, offset by 3,896,216 shares created which include 46,216 Shares created for Sponsor’s fees in the six months ended July 31, 2023. The number of outstanding Shares on July 31, 2023 was 38,899,475. Effective July 24, 2020, the Sponsor’s fees are payable at an annualized rate of 0.25% of the Trust’s NAV, accrued on a daily basis computed on the prior Business Day’s NAV and paid monthly in arrears. Prior to July 24, 2020, the Sponsor’s fees accrued at an annualized rate of 0.40% of the Trust’s NAV. Due to the daily accrual but monthly payment, the number of Sponsor’s fee Shares issued can vary and possibly decrease, even as the number of Shares outstanding increases slightly.

The Trust’s NAV per Share increased approximately 20.16% during the six months ended July 31, 2024, starting at $19.69 per Share and ending at $23.66 per Share, compared to an increase of 2.31%, from $18.65 to $19.08 during the six months ended July 31, 2023. The Trust’s NAV per share increased slightly less than the price per ounce of gold on a percentage basis due to the Sponsor’s fees, which were 50,904 Shares in total for the six months ended July 31, 2024, compared with 46,216 Shares paid as Sponsor’s fees in the six months ended July 31, 2023. The NAV per share of $23.84 on July 16, 2024 was the highest during the six months ended July 31, 2024, compared with a low of $19.25 on February 14, 2024.

The change in net assets from operations for the six months ended July 31, 2024 was $161,238,405, resulting from the Sponsor’s fees of $(1,122,402), a net realized gain of $196,116 from gold bullion distributed for redemptions and a net change in unrealized appreciation on investment in gold bullion of $162,164,691. In comparison, the change in net assets from operations for the six months ended July 31, 2023 was $15,113,622, resulting from the Sponsor’s fees of $(868,554), a net realized gain of $609,442 from gold bullion distributed for redemptions and a net change in unrealized appreciation on investment in gold bullion of $15,372,734.

Other than the Sponsor’s fee, the Trust had no expenses during the six months ended July 31, 2024 or the six months ended July 31, 2023.

For the calendar quarter ended July 31 2023, the Marketing Agent earned a fee of $151,234.60 which was paid by the Sponsor on August 12, 2024; since the initiation of the Marketing Agent’s efforts on behalf of the Trust on October 22, 2015, a total of $1,269,604.40 in Fees has been paid, representing 1.41% of the maximum fee potentially payable to the Marketing Agent pursuant to the Marketing Agent Agreement.  Effective July 24, 2020, the Sponsor and the Marketing Agent amended the fee structure under the Marketing Agent Agreement, however the financial obligations created thereunder remain the obligations of the Sponsor of the Trust, any fees payable thereunder remain payable from the Sponsor’s fee and the cap on the fees payable to the Marketing Agent remains unchanged.

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

The Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s gold as necessary to pay the Trust’s expenses not otherwise assumed by the Sponsor. The Trustee will not sell gold to pay the Sponsor’s fee but will pay the Sponsor’s fee in Shares in lieu of cash. At July 31, 2024 and July 31, 2023, the Trust did not have any cash balances.

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

Under the supervision and with the participation of the principal executive officer and principal financial officer of the Sponsor, the Sponsor conducted an evaluation of the Trust’s disclosure controls and procedures, as defined under Exchange Act Rules 13a-15(e) and 15d-15(e). Based on this evaluation, the principal executive officer and principal financial officer of the Sponsor concluded that, as of July 31, 2024, the Trust’s disclosure controls and procedures were effective.

There have been no changes in the Trust’s or Sponsor’s internal control over financial reporting that occurred during the Trust’s fiscal quarter ended July 31, 2024 that have materially affected, or are reasonably likely to materially affect, the Trust’s or Sponsor’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	None.

(b)	Not applicable.

(c)

Shares Redeemed Per Month in the Quarter ended July 31, 2024	Total Shares Redeemed	Average Ounces of Gold Per Share
Period
05/01/24 to 05/31/24	16,561	0.00966355
06/01/24 to 06/30/24	8,284	0.00966151
07/01/24 to 07/31/24	-	0.00965949
	24,845

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

Item 6. Exhibits

Exhibits No.	Description
4.1(a)	Depositary Trust Agreement between Merk Investments LLC, as sponsor, and The Bank of New York Mellon, as trustee (incorporated by reference to Exhibit 4.1 filed with Registration Statement No. 333-180868 on April 15, 2014)
4.1(b)	First Amendment To Depositary Trust Agreement, dated as of October 22, 2015, by and between Merk Investments LLC, as sponsor of the Trust, and The Bank of New York Mellon, as trustee of the Trust (incorporated by reference to Exhibit 4.1 filed with Current Report on Form 8-K on October 26, 2015)
4.1(c)	Second Amendment to the Depositary Trust Agreement, dated as of April 28, 2016, by and between Merk Investments LLC, as sponsor of the Trust, and the Bank of New York Mellon, as trustee of the Trust (incorporated by reference to Exhibit 4.1(c) filed with Annual Report on Form 10-K/A on April 29, 2016)
4.1(d)	Third Amendment to the Depository Trust Agreement, dated as of August 20, 2024, by and between Merk Investments LLC, as sponsor of the Trust, and the Bank of New York Mellon, as trustee of the Trust (incorporated by reference to Exhibit 4.1 filed with Current Report on Form 8-K on August 20, 2024)
31.1	Certification by Principal Executive Officer and Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1#	Certification by Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

#	The information in Exhibit 32 shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or the Exchange Act, or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act (including this report), unless the Company specifically incorporates the foregoing information into those documents by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned in its capacities* thereunto duly authorized.

MERK INVESTMENTS LLC
Sponsor of the VanEck Merk Gold ETF

Date: September 6, 2024	/s/ Axel Merk
Axel Merk
President and Chief Investment Officer
(Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer)

*	The Registrant is a trust and the person is signing in his capacities as officers of Merk Investments LLC, the Sponsor of the Registrant.