Form 10-Q
period 2024-10-31
VanEck Merk Gold ETF
filed 2024-12-06
CIK 1546652

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2024

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

As of December 2, 2024, the issuer had 47,048,170 shares outstanding.

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

ii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

VanEck Merk Gold ETF

Statements of Assets and Liabilities

	October 31, 2024	January 31, 2024
	(unaudited)
Assets
Investments in gold bullion (cost $830,446,680 and $659,416,378, respectively)	$1,241,717,538	$780,184,353
Capital shares receivable	19,883,079	5,906,605
Other receivable	49	4
Total assets	1,261,600,666	786,090,962

Liabilities
Gold Bullion purchased payable	19,883,128	5,906,609
Sponsor’s fee payable	50	6
Total liabilities	19,883,178	5,906,615

Net assets	$1,241,717,488	$780,184,347

Net assets consists of:
Paid-in-capital	$829,545,161	$657,109,274
Accumulated earnings	412,172,327	123,075,073
Net Assets	$1,241,717,488	$780,184,347

Shares issued and outstanding (no par value)	46,838,224	39,626,030
Net asset value per share	$26.51	$19.69

See notes to unaudited financial statements.

VanEck Merk Gold ETF

Statements of Operations

	For the Three Months Ended October 31, 2024	For the Three Months Ended October 31, 2023	For the Nine Months Ended October 31, 2024	For the Nine Months Ended October 31, 2023
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Expenses
Sponsor’s fees	$695,993	$451,271	$1,818,395	$1,319,825
Total expenses	695,993	451,271	1,818,395	1,319,825
Net investment loss	(695,993)	(451,271)	(1,818,395)	(1,319,825)

Net realized and unrealized gain (loss)
Net realized gain from gold bullion distributed for redemptions	216,650	935,883	412,766	1,545,325
Net change in unrealized appreciation (depreciation) on investment in gold bullion	128,338,192	3,903,440	290,502,883	19,276,174
Net realized and unrealized gain (loss) from operations	128,554,842	4,839,323	290,915,649	20,821,499

Net increase (decrease) in net assets resulting from operations	$127,858,849	$4,388,052	$289,097,254	$19,501,674

See notes to unaudited financial statements.

VanEck Merk Gold ETF

Statements of Changes in Net Assets

	For the Three Months Ended October 31, 2024	For the Three Months Ended October 31, 2023	For the Nine Months Ended October 31, 2024	For the Nine Months Ended October 31, 2023
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Net assets, beginning of period	$1,018,106,177	$742,241,503	$780,184,347	$656,592,798
Creations	96,432,048	6,179,382	173,977,623	80,594,207
Redemptions	(679,586)	(10,197,061)	(1,541,736)	(14,076,803)
Net investment loss	(695,993)	(451,271)	(1,818,395)	(1,319,825)
Net realized gain from gold bullion distributed for redemptions	216,650	935,883	412,766	1,545,325
Net change in unrealized appreciation (depreciation) on investment in gold bullion	128,338,192	3,903,440	290,502,883	19,276,174
Net assets, end of period	$1,241,717,488	$742,611,876	$1,241,717,488	$742,611,876

See notes to unaudited financial statements.

VanEck Merk Gold ETF

Schedules of Investment

October 31, 2024 (unaudited)

	Fine Ounces	Cost	Value	% of Net Assets
Gold bullion	452,112	$830,446,680	$1,241,717,538	100.00%
Total investments	452,112	$830,446,680	$1,241,717,538	100.00%
Liabilities in excess of other assets			(50)	(0.00	)%(a)
Net assets			$1,241,717,488	100.00%

January 31, 2024

	Fine Ounces	Cost	Value	% of Net Assets
Gold bullion	383,204	$659,416,378	$780,184,353	100.00%
Total investments	383,204	$659,416,378	$780,184,353	100.00%
Liabilities in excess of other assets			(6)	(0.00	)%(a)
Net assets			$780,184,347	100.00%

(a)	Amount is less than 0.005%

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

VanEck Merk Gold ETF

Notes to Unaudited Financial Statements

(continued)

The following table summarizes the inputs used as of October 31, 2024 in determining the Trust’s investments at fair value for purposes of ASC 820:

	Level 1	Level 2	Level 3
Investment in gold	$1,241,717,538	$—	$—
Total	$1,241,717,538	$—	$—

The following table summarizes the inputs used as of January 31, 2024 in determining the Trust’s investments at fair value for purposes of ASC 820:

	Level 1	Level 2	Level 3
Investment in gold	$780,184,353	$—	$—
Total	$780,184,353	$—	$—

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

VanEck Merk Gold ETF

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

Changes in the shares for the nine-month period ended October 31, 2024 are as follows:

	Shares	Amount
Shares, beginning of period at February 1, 2024	39,626,030	$657,109,274
Shares issued	7,278,363	173,977,623
Shares redeemed	(66,169)	(1,541,736)
Shares, end of period at October 31, 2024	46,838,224	$829,545,161

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

The Sponsor has evaluated whether or not there are uncertain tax positions that require financial statement recognition and has determined that no reserves for uncertain tax positions are required as of October 31, 2024.

2.5. Revenue Recognition Policy

A gain or loss is recognized based on the difference between the selling price and the average cost method of the gold sold on a trade date basis.

3. INVESTMENT IN GOLD

The following represents the changes in Ounces of gold and the respective fair value at October 31, 2024:

	Ounces	Fair Value
Beginning balance as of February 1, 2024	383,204	$780,184,353
Gold bullion contributed	69,547	172,159,272
Gold bullion distributed	(639)	(1,541,736)
Realized gain (loss) from gold distributed from in-kind	-	412,766
Change in unrealized appreciation (depreciation)	-	290,502,883
Ending balance as of October 31, 2024	452,112	$1,241,717,538

The following represents the changes in Ounces of gold and the respective fair value at January 31, 2024:

	Ounces	Fair Value
Beginning balance as of February 1, 2023	341,282	$656,592,807
Gold bullion contributed	56,653	112,428,811
Gold bullion distributed	(14,731)	(28,535,230)
Realized gain (loss) from gold distributed from in-kind	-	3,399,475
Change in unrealized appreciation (depreciation)	-	36,298,490
Ending balance as of January 31, 2024	383,204	$780,184,353

VanEck Merk Gold ETF

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

5. FINANCIAL HIGHLIGHTS

The following table represents per share performance data and other supplemental financial data for the three and nine months ended October 31, 2024 and 2023. This information has been derived from information presented in the financial statements.

Financial Highlights

Per Share Performance (for a share outstanding throughout each period)

	For the Three Months Ended October 31, 2024	For the Three Months Ended October 31, 2023	For the Nine Months Ended October 31, 2024	For the Nine Months Ended October 31, 2023
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Net asset value per share, beginning of period	$23.66	$19.08	$19.69	$18.65
Net investment loss(a)	(0.02)	(0.01)	(0.04)	(0.04)
Net realized and unrealized gain (loss) on investment in gold bullion	2.87	0.14	6.86	0.60
Net change in net assets from operations	2.85	0.13	6.82	0.56
Net asset value per share, end of period	$26.51	$19.21	$26.51	$19.21

Total return, at net asset value(b)	12.05%	0.68%	34.64%	3.00%

Ratio to average net assets(c)
Net investment loss	(0.25)%	(0.25)%	(0.25)%	(0.25)%
Net expenses	0.25%	0.25%	0.25%	0.25%

(a)	Calculated using average shares outstanding
(b)	Not annualized
(c)	Annualized

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

On August 20, 2024, the Sponsor and the Trustee entered into a Third Amendment to Depository Trust Agreement (the “Third Trust Amendment”), effective as of August 30, 2024, amending the Second Trust Agreement to effectuate a third change in the name of the Trust from “VanEck Merk Gold Trust” to “VanEck Merk Gold ETF.” As a result of the name change, all references to “VanEck Merk Gold Trust” in the Trust Agreement were amended to read “VanEck Merk Gold ETF.” The Shares offered by the Trust remain known as the “VanEck Merk Gold Shares.” Except for the name change effected pursuant to the Third Trust Amendment, the Trust Agreement remains in full force and effect on its existing terms.

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

The Three Months Ended October 31, 2024 Compared to the Three Months Ended October 31, 2023

The Trust’s NAV increased from $1,018,106,177 at July 31, 2024 to $1,241,717,488 at October 31, 2024, a 21.96% increase, compared to a 0.05% increase from $742,241,503 at July 31, 2023 to $742,611,876 at October 31, 2023. The increase in the Trust’s NAV in the quarter ended October 31, 2024 resulted from an increase in the value of investments in gold bullion as compared to the prior period. The number of outstanding Shares increased from 43,037,292 Shares at July 31, 2024 to 46,838,224 Shares at October 31, 2024 due to the creation of Shares by Authorized Participants and the creation of 27,459 Shares in the quarter for Sponsor’s fees, as compared to 24,258 Shares for such purpose in the quarter ended October 31, 2023. The number of outstanding Shares on October 31, 2023 was 38,662,778. The Sponsor’s fees are payable at an annualized rate of 0.25% of the Trust’s NAV, accrued on a daily basis computed on the prior Business Day’s NAV and paid monthly in arrears. Due to the daily accrual but monthly payment, the number of Sponsor’s fee Shares issued can vary and possibly decrease, even as the number of Shares outstanding increases slightly.

The Trust’s NAV per Share increased 12.05% during the quarter ended October 31, 2024, starting at $23.66 per Share and ending at $26.51 per Share, compared to an increase of 0.68%, from $19.08 to $19.21 during the quarter ended October 31, 2023. The Trust’s NAV per share increased slightly less than the price per ounce of gold on a percentage basis due to the Sponsor’s fees, which were 27,459 Shares in total for the quarter ended October 31, 2024, compared with 24,258 Shares paid as Sponsor’s fees in the quarter ended October 31, 2023. The NAV per share of $26.90 on October 30, 2024 was the highest during the quarter, compared with a low of $23.04 on August 7, 2024.

The change in net assets from operations for the quarter ended October 31, 2024 was $127,858,849, resulting from the Sponsor’s fees of $(695,993), a net realized gain from gold bullion distributed for redemptions of $216,650 and a net change in unrealized appreciation on investment in gold bullion of $128,338,192. In comparison, the change in net assets from operations for the quarter ended October 31, 2023 was $4,388,052, resulting from the Sponsor’s fees of $(451,271), a net realized gain from gold bullion distributed for redemptions of $935,883, and a net change in unrealized appreciation on investment in gold bullion of $3,903,440.

Other than the Sponsor’s fee, the Trust had no expenses during the quarter ended October 31, 2024 or the quarter ended October 31, 2023.

The Nine Months Ended October 31, 2024 Compared to the Nine Months Ended October 31, 2023

The Trust’s NAV increased from $780,184,347 at January 31, 2024 to $1,241,717,488 at October 31, 2024, a 59.16% increase, compared to a 13.1% increase from $656,592,798 at January 31, 2023 to $742,611,876 at October 31, 2023. The increase in the Trust’s NAV in the nine months ended October 31, 2024 resulted from an increase in the value of investments in gold bullion as compared to the prior period. The number of outstanding Shares increased from 39,626,030 Shares at January 31, 2024 to 46,838,224 Shares at October 31, 2024 due to the creation of Shares by Authorized Participants, and the creation of 78,363 Shares for Sponsor’s fees, as compared to 70,474 Shares for such purpose in the nine months ended October 31, 2023. The number of outstanding Shares at October 31, 2023 was 38,662,778. The Sponsor’s fees are payable at an annualized rate of 0.25% of the Trust’s NAV, accrued on a daily basis computed on the prior Business Day’s NAV and paid monthly in arrears. Due to the daily accrual but monthly payment, the number of Sponsor’s fee Shares issued can vary and possibly decrease, even as the number of Shares outstanding increases slightly.

The Trust’s NAV per Share increased 34.64% during the nine months ended October 31, 2024, starting at $19.69 per Share and ending at $26.51 per Share, compared to an increase of 3%, from $18.65 to $19.21 during the nine months ended October 31, 2023. The Trust’s NAV per share increased slightly less than the price per ounce of gold on a percentage basis due to the Sponsor’s fees, which were 78,363 Shares in total for the nine months ended October 31, 2024, compared with 70,474 Shares paid as Sponsor’s fees in the nine months ended October 31, 2023. The NAV per share of $26.90 on October 30, 2024 was the highest during the nine months ended October 31, 2024, compared with a low of $19.25 on February 14, 2024.

The change in net assets from operations for the nine months ended October 31, 2024 was $289,097,254, resulting from the Sponsor’s fees of $(1,818,395), a net realized gain from gold bullion distributed for redemptions of $412,766 and a net change in unrealized appreciation on investment in gold bullion of $290,502,883. In comparison, the change in net assets from operations for the nine months ended October 31, 2023 was $19,501,674, resulting from the Sponsor’s fees of $(1,319,825), a net realized gain from gold bullion distributed for redemptions of $1,545,325 and a net change in unrealized appreciation on investment in gold bullion of $19,276,174.

Other than the Sponsor’s fee, the Trust had no expenses during the nine months ended October 31, 2024 or the nine months ended October 31, 2023.

For the calendar quarter ended October 31, 2024, the Marketing Agent earned a fee of $168,877.98 which was paid by the Sponsor on November 8, 2024; since the initiation of the Marketing Agent’s efforts on behalf of the Trust on October 22, 2015, a total of $1,438,482.38 in Fees has been paid, representing 1.4% of the maximum fee potentially payable to the Marketing Agent pursuant to the Marketing Agent Agreement. Effective July 24, 2020, the Sponsor and the Marketing Agent amended the fee structure under the Marketing Agent Agreement, however the financial obligations created thereunder remain the obligations of the Sponsor of the Trust, any fees payable thereunder remain payable from the Sponsor’s fee and the cap on the fees payable to the Marketing Agent remains unchanged.

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

The Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s gold as necessary to pay the Trust’s expenses not otherwise assumed by the Sponsor. The Trustee will not sell gold to pay the Sponsor’s fee but will pay the Sponsor’s fee in Shares in lieu of cash. At October 31, 2024 and October 31, 2023, the Trust did not have any cash balances.

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

Under the supervision and with the participation of the principal executive officer and principal financial officer of the Sponsor, the Sponsor conducted an evaluation of the Trust’s disclosure controls and procedures, as defined under Exchange Act Rules 13a-15(e) and 15d-15(e). Based on this evaluation, the principal executive officer and principal financial officer of the Sponsor concluded that, as of October 31, 2024, the Trust’s disclosure controls and procedures were effective.

There have been no changes in the Trust’s or Sponsor’s internal control over financial reporting that occurred during the Trust’s fiscal quarter ended October 31, 2024 that have materially affected, or are reasonably likely to materially affect, the Trust’s or Sponsor’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	None.

(b)	Not applicable.

(c)

Shares Redeemed Per Month in the Quarter ended October 31, 2024	Total Shares Redeemed	Average Ounces of Gold Per Share
Period
08/01/24 to 08/31/24	-	0.00965751
09/01/24 to 09/30/24	-	0.00965552
10/01/24 to 10/31/24	(26,527)	0.00965358
	(26,527)

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

During the period covered by this Quarterly Report, none of the individuals responsible for overseeing the business and operations of the Trust adopted, modified or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K under the Securities Act of 1933, as amended).

Item 6. Exhibits

Exhibits No.	Description
4.1(a)	Depositary Trust Agreement between Merk Investments LLC, as sponsor, and The Bank of New York Mellon, as trustee (incorporated by reference to Exhibit 4.1 filed with Registration Statement No. 333-180868 on April 15, 2014)
4.1(b)	First Amendment To Depositary Trust Agreement, dated as of October 22, 2015, by and between Merk Investments LLC, as sponsor of the Trust, and The Bank of New York Mellon, as trustee of the Trust (incorporated by reference to Exhibit 4.1 filed with Current Report on Form 8-K on October 26, 2015)
4.1(c)	Second Amendment to the Depositary Trust Agreement, dated as of April 28, 2016, by and between Merk Investments LLC, as sponsor of the Trust, and the Bank of New York Mellon, as trustee of the Trust (incorporated by reference to Exhibit 4.1(c) filed with Annual Report on Form 10-K/A on April 29, 2016)
4.1(d)	Third Amendment to the Depository Trust Agreement, dated as of August 20, 2024, by and between Merk Investments LLC, as sponsor of the Trust and the Bank of New York Mellon, as trustee of the Trust (incorporated by reference to Exhibit 4.1 filed with the Current Report on Form 8-K on August 20, 2024).
31.1	Certification by Principal Executive Officer and Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1#	Certification by Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

#	The information in Exhibit 32 shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or the Exchange Act, or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act (including this report), unless the Company specifically incorporates the foregoing information into those documents by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned in its capacities* thereunto duly authorized.

MERK INVESTMENTS LLC
Sponsor of the VanEck Merk Gold ETF

Date: December 6, 2024	/s/ Axel Merk
Axel Merk
President and Chief Investment Officer
(Principal Executive Officer,Principal Financial Officer, and Principal Accounting Officer)

*	The Registrant is a trust and the person is signing in his capacities as officers of Merk Investments LLC, the Sponsor of the Registrant.