Form 10-K
period 2025-01-31
VanEck Merk Gold ETF
filed 2025-03-28
CIK 1546652

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2025

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

As of July 31, 2024, the aggregate market value of the VanEck Merk Gold Shares held by non-affiliates of the registrant was approximately $1,010,877,057.00

As of March 26, 2025, there were 50,124,781 VanEck Merk Gold Shares outstanding.

Documents incorporated by reference: None.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (the “Report”) includes statements which relate to future events or future performance. In some cases, you can identify such forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or the negative of these terms or other comparable terminology. All statements (other than statements of historical fact) included in this Report that address activities, events or developments that may occur in the future, including such matters as changes in commodity prices and market conditions (for gold and the shares), the operations of VanEck Merk Gold ETF (the “Trust”), the plans of Merk Investments LLC, the sponsor of the Trust (the “Sponsor”), and references to the Trust’s future success and other similar matters are forward-looking statements. These statements are only predictions. Actual events or results may differ materially. These statements are based upon certain assumptions and analyses made by the Sponsor on the basis of its perception of historical trends, current conditions and expected future developments, as well as other factors it believes are appropriate in the circumstances. Whether or not actual results and developments will conform to the Sponsor’s expectations and predictions is subject to a number of risks and uncertainties, including the special considerations referenced in this Report, general economic, market and business conditions, changes in laws or regulations, including those concerning taxes, and other world economic and political developments. Consequently, all the forward-looking statements made in this Report are qualified by these cautionary statements and there can be no assurance that the actual results or developments the Sponsor anticipates will be realized or, even if substantially realized, that they will result in the expected consequences to, or have the expected effects on, the Trust’s operations or the value of the shares issued by the Trust. Moreover, neither the Sponsor, nor any other person assumes responsibility for the accuracy or completeness of the forward-looking statements. Neither the Trust nor the Sponsor undertakes an obligation to publicly update or conform to actual results any forward-looking statement, whether as a result of new information, future developments or otherwise, except as required by law.

VANECK MERK GOLD ETF

ANNUAL REPORT ON FORM 10-K

i

PART I

References in this Annual Report on Form 10-K (“Report”) to the “Trust” refer to the VanEck Merk Gold ETF, and references to the “Sponsor” refer to Merk Investments LLC, the sponsor of the Trust. References in this Report to the “Trustee” refer to The Bank of New York Mellon, the trustee of the Trust, and references to the “Custodian” refer to JPMorgan Chase Bank N.A., London branch, the custodian of the Trust. As used in this Report: (i) an “Ounce” means one troy ounce, equal to 31.103 grams; (ii) a “Fine Ounce” means an Ounce of 100% pure gold; (iii) “LBMA” means the London Bullion Markets Association; and (iv) “NYSE Arca” means the NYSE Arca Marketplace operated by NYSE Arca Equities, Inc.

Item 1. Business

The Trust is an investment trust formed on May 6, 2014 under New York State law pursuant to the Depositary Trust Agreement (“Trust Agreement”), which was amended effective October 26, 2015, to effectuate a name change to Van Eck Merk Gold Trust. The Trust Agreement was further amended on April 28, 2016, to effectuate a second name change to VanEck Merk Gold Trust, and was further amended on August 20, 2024, to effectuate a third name change to VanEck Merk Gold ETF. The purpose of the Trust is to own gold transferred to the Trust in exchange for shares issued by the Trust (the “Shares”). Each Share represents a fractional undivided beneficial interest in and ownership of the Trust. Shares are issued by the Trust in blocks of 50,000 called “Baskets” in exchange for gold from certain registered broker-dealers or other securities market participants (“Authorized Participants”). Baskets may be redeemed by the Trust in exchange for the amount of gold corresponding to their redemption value. The Trust issues and redeems Baskets on an ongoing basis at net asset value to Authorized Participants who have entered into a contract with the Sponsor and the Trustee. The assets of the Trust are anticipated to consist solely of gold bullion. On May 6, 2014, the date the Trust was formed, Virtu Financial (the “Initial Purchaser”) contributed 1,000 Ounces of gold in exchange for 100,000 Shares (or two Baskets). At contribution, the value of the gold deposited with the Trust was based on the price of an Ounce of gold of $1,306.25. The Initial Purchaser is not affiliated with the Sponsor or the Trustee.

The redeemable per share value of the Shares increased from $19.69 at January 31, 2024 to $27.01 at January 31, 2025, the Trust’s fiscal year end. Outstanding Shares in the Trust increased from 39,626,030 Shares at January 31, 2024 to 48,664,686 Shares outstanding at January 31, 2025.

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

Gold jewelry demand on average has been around 70.1 million Ounces per year from the period of 2010 to 2024. Total annual jewelry demand amounted to 64.4 million Ounces in 2024. The largest decline was in 2020, down 38.5% or 21.9 million Ounces. Gold jewelry demand, as a proportion of total gold demand was 60.4% in 2013 before falling to 44% in 2024. In 2024, gold jewelry demand, as a proportion of total demand, decreased by 4.8% from 2023.

Industrial and medical demand

In addition to its application in jewelry, gold has been widely used in manufacturing and medical treatment. In 2024, 7.2% of gold demand came from industrial fabrication. From the period of 2010 to 2024, over 70% of industrial demand has been derived from electronic component manufacturing, in large part due to gold’s high electronic conductivity and natural resistance to corrosion. Gold is also used for industrial decoration, such as gold plating and coating.

Gold is primarily used for industrial purposes in developed countries, while in developing nations, it is mainly used for jewelry. Demand for gold in electronics manufacturing fell sharply in 2009, dropping 11.7% from 2008 due to weak economic conditions, but rebounded by 17.3% in 2010. From 2010 to 2016, electronics-related gold demand declined annually before fluctuating in the following years: 8.7 million Ounces in 2017, 8.8 million in 2018, 8.6 million in 2019, 8.2 million in 2020, 9.0 million in 2021, 8.3 million in 2022, 8.0 million in 2023, and rising again to 8.7 million Ounces in 2024.

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

Investment demand

As of 2024, around 2.8 billion Ounces of above-ground gold was held as an investment or store of value, accounting for 40.0% of the estimated total, under half of which was held by the official sector. In 2024, the official stock purchased by the official sector was 33.9 million Ounces.

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

Gold is a preferred store of value and investment in the private sector. Unlike equities, bonds, and currencies, it carries no risk of issuer default or mismanagement and is independent of government or corporate liabilities. Many investors view gold as a safe-haven asset, a portfolio diversifier, and a hedge against inflation.

Over the past decade, there has been a steady rise in the number of investors worldwide holding gold. A large part of this trend has been the advent and proliferation of gold-tracking exchange-traded funds, which allow investors greater access to investments in gold. In 2024, ETF investment demand was -0.2% of the total annual gold demand, as compared to -5.4% in 2023.

Sources of gold supply

Sources of gold supply include mine production, secondary supply from recycled gold and official sector sales.

Mine production

The largest portion of gold supply comes from mine production, including gold produced both from primary deposits and from secondary deposits where the gold is mined as a by-product. All the recorded gold ever mined in human history amounts to approximately 6.9 billion Ounces, or 216,265 metric tons. To put this in perspective, if every single ounce of this gold were placed next to each other, the resulting cube of pure gold would only measure around 22 meters on each side, says World Gold Council.

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

Over recent years, gold has been increasingly mined in developing countries; China is currently the world’s largest gold producing country. Other notable gold producing countries include Australia, Russia and South Africa. In 2024, global mine production amounted to 117.7 million Ounces, which was 0.6 million Ounces more than the year prior.

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

Recycled gold supply is highly affected by gold prices and economic conditions. Supplies reached elevated levels during the 1997–1998 Asian financial crisis and hit a record of 53.7 million Ounces in 2010, spurred by the global financial crisis and rising gold prices. Since then, the total amount of scrap gold has decreased to 44.0 million Ounces in 2024.

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

Official sector sales

Approximately 17.5%2 of total above-ground gold stock is held by the official sector, a proportion that had declined over recent years before the global financial crisis. During 1989–2007, official sector sales outstripped annual purchases, meaning the official sector became a net seller of gold to the private sector.

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

Since the onset of the financial crisis, the official sector reversed its role as a net seller over the previous nineteen years. From 2008 to 2013, the official sector was a net purchaser of 60.0 million Ounces of gold. Central banks of major developing economies, including the People’s Bank of China, the Reserve Bank of India and the Russian central bank, have substantially increased gold reserves. In September 2009, the IMF Executive Board approved the sale of 13.0 million Ounces, approximately one-eighth of the Fund’s total holdings of gold, to help boost its lending resources. The IMF completed the gold sales program in December 2010. In 2024, Kazakhstan decreased their gold reserves by 10.2 million Ounces and Turkey increased their gold reserves by 79.7 million Ounces, in 2024.

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

Futures and options exchanges

Major gold futures and options exchanges include the New York Commodities Exchange (“COMEX”), an affiliate of the Chicago Mercantile Exchange, Inc., as well as the Multi Commodity Exchange of India (“MCX”), the Tokyo Commodities Exchange (“Tocom”), and the Shanghai Futures Exchange (“SHFE”). Other key exchanges for gold derivatives include NYSE Liffe and the Dubai Gold & Commodities Exchange. Gold futures and options on these platforms are traded in standardized sizes and delivery dates, with only a small fraction resulting in physical delivery.

The COMEX is the largest gold futures and options exchange. In 2024, total gold futures and options contract volume amounted to 60.2 million and 12.2 million contracts, respectively3. In 2007, the Chicago Mercantile Exchange merged with the CBOT to form the Chicago Mercantile Exchange Group (the “CME Group”), and in 2008 the CME Group acquired the COMEX.

In November 2013, the Intercontinental Exchange acquired NYSE Liffe, the sixth largest exchange for gold futures trading, as part of the acquisition of NYSE Euronext.

[3]	Source: CME Group (Dec. 2024)

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

Historical movements in the gold price

The following chart illustrates the historical movements in the price of gold for the period January 1970 to January 2025, measured in U.S. dollar per Ounce.

Gold hit a 20-year low of just over $250 per Ounce in mid-1999 before gradually rising due to increasing physical demand, particularly in major markets like China, Egypt, India, and Japan. This upward trend continued from 2001 until May 2006.

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

As the subprime mortgage problems escalated into a global financial crisis in late 2008 and the Eurozone debt crisis deepened in 2011, the gold price successively reached new record highs. The gold price reached a historically high level of $1,900.20 on September 5, 2011. Market concerns surrounding the implications of monetary policies, political uncertainty, sovereign credit risks and U.S. dollar weakness may have underpinned gold demand as a store of value through this period.

Following its peak in September 2011, the gold price entered a period of decline, influenced by changing investor sentiment. The Federal Reserve’s indications of monetary policy normalization, including potential reductions in asset purchases, contributed to the price softening. By mid-2013, gold had fallen to $1,200 per Ounce, reflecting reduced demand for safe-haven assets amid a stronger economic outlook.

Between 2014 and 2018, gold prices fluctuated within a broad range, shaped by global economic conditions, central bank policies, and geopolitical events. A strengthening U.S. dollar and rising interest rates, particularly as the Federal Reserve increased benchmark rates between 2015 and 2018, placed some downward pressure on gold. However, continued central bank purchases and periodic geopolitical uncertainties provided support.

In 2019, gold prices began trending upward, influenced by concerns over slowing global economic growth, ongoing trade tensions between the U.S. and China, and central banks shifting toward more accommodative policies. This trend continued into 2020 as the COVID-19 pandemic led to economic disruptions and increased stimulus measures, bringing gold above $2,000 per Ounce for the first time in August 2020.

After reaching its 2020 peak, gold prices saw periods of volatility between 2021 and 2023, reflecting inflationary pressures, changing interest rate expectations, and geopolitical developments. While a stronger dollar and rising interest rates weighed on gold at times, economic uncertainty and renewed demand for safe-haven assets helped support prices leading into 2024.

In 2024, Gold started off at the year at $2,062.98 per Ounce. The metal reached a high of $2,787.61 per Ounce on October 30, 2024. The low for 2024 was $1,992.33 on February 14, 2024 and ended the year at $2,624.50 per Ounce.

Volatility

Annualized Standard Deviation

	S&P 500	Spot Gold	Spot Silver
1991–1995	10.1%	9.8%	23.2%
1996–2000	16.0%	13.0%	22.4%
2001–2005	14.9%	13.5%	24.1%
2006–2010	17.8%	19.5%	34.5%
2011–2015	11.7%	18.4%	35.5%
2016–2024	15.5%	13.8%	27.7%

Source: Bloomberg, Merk Investments LLC

Gold price volatility was 9.8% during 1991–1995 and rose to 13.0% for the period of 1996–2000, 13.5% for 2001–2005 and 19.5% for 2006–2010. Gold price volatility declined to 18.4% during the 2011–2015 period. In 2016-2024, gold price volatility came down further to 13.8%. The price of gold has historically been less volatile than other commodities such as silver. This lower volatility may reflect gold’s role as a financial asset and the much broader liquid financial market that gold has compared to other commodities.

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

The Sponsor’s Fee for the year ended January 31, 2025 was $2,578,699.

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

The Sponsor

The Sponsor, Merk Investments LLC, is a Delaware limited liability company. The Sponsor’s office is located at 1150 Chestnut St. Menlo Park, CA 94025. The Sponsor has provided investment advisory services to mutual funds since 2005. As of December 31, 2024, the Sponsor had approximately $1,618.00 million of assets under management. The Sponsor’s role is discussed below, and it has undertaken the responsibilities set forth below.

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

The Sponsor exercised its right to visit the Custodian’s premises and inspect the Trust’s gold and related records most recently on July 3, 2024.

During the fiscal year that ended January 31, 2025, Inspectorate International Limited, a leading commodity inspection and testing company, conducted a physical gold audit of the Trust on October 16, 2024. Due to unavailability of time slots at the vault, Inspectorate was unable to perform a physical inspection of the Trust’s gold on January 31, 2025. Inspectorate was able to conduct a physical gold audit of the Trust on February 5, 2025.

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

Maximum 28% Long-Term Capital Gains Tax Rate for U.S. Investors Who Are Individuals

Gains recognized by an individual, estate or trust (each referred to below as an “individual” unless the context requires otherwise) from the sale of “collectibles,” which term includes gold, held for more than one year are subject to federal income tax at a maximum rate of 28% rather than the lower maximum rates applicable to most other long-term capital gains individuals recognize (a maximum of 15% for a single individual with taxable income not exceeding $533,400 ($600,050 for married individuals filing jointly) and 20% for individuals with taxable income exceeding those respective amounts, which apply for 2025 and will be adjusted for inflation annually thereafter). For these purposes, gain an individual recognizes on the sale of an interest in a “grantor trust” that holds collectibles (such as the Trust) is treated as gain recognized on the sale of the collectibles, to the extent the gain is attributable to unrealized appreciation in value of the collectibles. Therefore, any gain recognized by an individual U.S. Investor attributable to a sale or exchange of Shares held for more than one year, or attributable to the Trust’s sale of any gold that the investor is treated (through his, her or its ownership of Shares) as having held for more than one year, generally will be subject to federal income tax at a maximum rate of 28%. The tax rates for capital gains recognized on the sale of assets held by an individual U.S. Investor for one year or less, or by a taxpayer other than an individual, are generally the same as those at which ordinary income is taxed.

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

Gold Market Liquidity and Supply Risks

There is a risk that the Bank of England may experience delays in delivering gold during periods of high demand. If market participants providing liquidity in the London gold market (commonly known as clearing banks) hold gold in the Bank of England’s vaults, such delays could have broader market repercussions.

This risk has been heightened by concerns over potential U.S. tariffs on imports from the U.K. In anticipation of these tariffs, market participants have been relocating gold from London to the U.S. As of early 2025, much of this gold has first been sent to refiners in Switzerland for conversion into kilobars before being shipped to COMEX warehouses in the U.S.

Market prices serve as a key clearing mechanism for these risks. A shortage of gold in the London market would likely drive up local gold prices. Additionally, logistical bottlenecks—such as potential delays in gold deliveries by the Bank of England—could widen the spread between gold purchase and sale prices. This, in turn, may increase the hedging costs for market makers, potentially leading to wider bid-ask spreads on exchange-traded gold products, including those of the Trust.

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

The Trust as well as the Sponsor and its service providers are vulnerable to the effects of geopolitical events, including the conflict in the Middle East, the continuation of the war in Ukraine and other hostilities.

Geopolitical events, including the conflict in the Middle East, the continuation of the war in Ukraine and other hostilities could disrupt and potentially impact the business activities of the Sponsor and its service providers and have an adverse effect on the Trust.

On October 7, 2023, militants from Gaza attacked Israeli towns, killed Israeli civilians and soldiers and took hostages. In response to the attack, Israel declared war against Hamas, attacking Hamas and Islamic targets in Gaza. The conflict has escalated in the past year, and Israel is fighting adversaries across the Middle East, including Hezbollah in Lebanon and the Houthis in Yemen and Iran. The responses of countries and political bodies to these events, the larger overarching tensions, Israel’s military response and the potential for wider conflict may increase financial market volatility generally, have adverse effects on regional and global economic markets, and cause volatility in the price of gold and the price of the Shares. In addition, the conflict, along with any global political fallout and implications including sanctions, collateral war damage, and a potential expansion of the conflict, could disturb the gold market.

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

Information system disruptions could adversely affect the Trust’s record keeping and operations

The Trust relies on the information and technology systems of the Trustee, the Custodian, the Marketing Agent, the Sponsor, the Authorized Participants, the listing exchange, and the Trust’s other service providers and counterparties (referred to herein as the “Service Providers”), each of which could be directly or indirectly adversely affected by information systems interruptions, cybersecurity attacks or other disruptions, which in turn could have a material adverse effect on the Trust.

The Trust and the Service Providers are susceptible to operational, information security and related cybersecurity risks both directly and through their own service providers. Cyber incidents can result from deliberate attacks or unintentional events. They include, but are not limited to, gaining unauthorized access to systems, corrupting or destroying data, and causing operational disruption. Geopolitical tensions may increase the scale and sophistication of deliberate attacks, particularly those from nation-states or from entities with nation-state backing.

Cybersecurity incidents may cause disruptions and impact business operations. They may result in any of the following: financial losses (including loss or theft of Trust assets), interference with the Trust’s ability to calculate its NAV, disclosure of confidential information, impediments to trading, submission of erroneous trades or erroneous creation or redemption orders, the inability of the Trust or the Service Providers to transact business, violations of applicable privacy and other laws, regulatory fines, penalties, reputational damage, reimbursement or other compensation costs, and other legal and compliance costs. In addition, cyber incidents may render records of Trust assets and transactions, Shareholder ownership of the Shares, and other data integral to the functioning of the Trust inaccessible, inaccurate or incomplete. The Trust may incur substantial costs in order to resolve or prevent cyber incidents.

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

(b)

Not applicable.

(c)

Although the Trust does not purchase Shares directly from its investors in connection with Delivery Applications or the redemption of Baskets, the Trust redeemed Shares as follows during the year ended January 31, 2025:

Period	Total Shares Redeemed	Average Ounces of Gold Per Share
First Quarter	14,797	0.00966751
Second Quarter	24,845	0.00966152
Third Quarter	26,527	0.00965550
Fourth Quarter	302,800	0.00964955
Total	368,969

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

Introduction

The Trust is an exchange-traded fund formed on May 6, 2014 under New York law pursuant to the Trust Agreement. The Trust is not managed like a corporation or an active investment vehicle. It does not have any officers, directors, or employees and is administered by the Trustee pursuant to the Trust Agreement. The Trust is not registered as an investment company under the Investment Company Act of 1940, as amended, and is not required to register under such act. It will not hold or trade in commodity futures contracts, nor is it a commodity pool, or subject to regulation as a commodity pool operator or a commodity trading adviser in connection with issuing shares. After consideration of Financial Accounting Standards Topic 946, however, the Sponsor has concluded the Trust meets the fundamental characteristics of an investment company. In addition, while the Trust does not currently possess all of the typical characteristics of an investment company, it believes its activities are consistent with those of an investment company and will therefore apply the guidance in Financial Accounting Standards Topic 946, including disclosure of the financial support contractually required to be provided by an investment company to any of its investees. The Sponsor is responsible for, among other things, overseeing the performance of the Trustee and the Trust’s principal service providers, including the preparation of financial statements. The Trustee is responsible for the day-to-day administration of the Trust.

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

NAV per Share vs. 1/100th Gold Fix from the Date of Inception to January 31, 2025.

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

	Ounces	Fair Value
Beginning balance as of February 1, 2024	383,204	$780,184,353
Gold bullion contributed	89,807	$227,982,044
Gold bullion distributed	(3,561)	$(9,295,825)
Realized gain from gold distributed from in-kind	-	$2,788,531
Change in unrealized appreciation (depreciation)	-	$312,938,300
Ending balance as of January 31, 2025	469,450	$1,314,597,403

Under the Custody Agreement, the Trustee, the Sponsor and the Sponsor’s auditors and inspectors may visit the premises of the Custodian for the purpose of examining the Trust’s gold and certain related records maintained by the Custodian.

The Sponsor exercised its right to visit the Custodian’s premises and inspect the Trust’s gold and related records most recently on July 3, 2024.

During the fiscal year that ended January 31, 2025, Inspectorate International Limited, a leading commodity inspection and testing company, conducted a physical gold audit of the Trust on October 16, 2024. Due to unavailability of time slots at the vault, Inspectorate was unable to perform a physical inspection of the Trust’s gold on January 31, 2025. Inspectorate was able to conduct a physical gold audit of the Trust on February 5, 2025.

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

On April 28, 2016, the Sponsor and the Trustee entered into a Second Amendment to Depositary Trust Agreement, amending the Trust Agreement to effectuate a second change in the name of the Trust from “Van Eck Merk Gold Trust” to “VanEck Merk Gold Trust,” at the request of the Marketing Agent to reflect its rebranding as “VanEck”. As a result of the name change, all references to “Van Eck Merk Gold Trust” in the Trust Agreement were amended to read “VanEck Merk Gold Trust,” and the shares offered by the Trust are now known as the “VanEck Merk Gold Shares”. On August 30, 2024, the Sponsor and the Trust entered into a Third Amendment to the Depository Trust Agreement (the “Third Trust Amendment”), amending the Trust Agreement to effectuate a third change in the name of the Trust from “VanEck Merk Gold Trust” to “VanEck Merk Gold ETF.” The shares offered by the Trust remain known as the “VanEck Merk Gold Shares.” Except for the name change effected pursuant to the Third Trust Amendment, the Trust Agreement remains in full force and effect on its existing terms.

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

Comparison of the Fiscal Years Ended January 31, 2025 and 2024

The Trust’s NAV increased from $780,184,347 on January 31, 2024 to $1,314,597,389 on January 31, 2025, a 68.50% increase for the fiscal year. The increase in the Trust’s NAV resulted primarily from the appreciation of gold. There was also an increase in the number of Shares issued during the period, which rose from 39,626,030 Shares issued and outstanding on January 31, 2024 to 48,664,686 Shares issued and outstanding on January 31, 2025.

NAV per Share increased 37.18% from $19.69 on January 31, 2024 to $27.01 on January 31, 2025. The Trust’s NAV per Share increased slightly less than the price per Ounce of gold on a percentage basis due to the Sponsor’s Fee, which was $2,578,699 for the year, or 0.20% of the Trust’s net assets on an annualized basis.

The NAV per Share of $27.01 on January 31, 2025 was the highest during the year, compared with a low of $19.25 on February 14, 2024.

Net increase in net assets resulting from operations for the year ended January 31, 2025 was $313,148,132, resulting from a net realized gain of $2,788,531 from gold bullion distributed for redemptions and an increase in unrealized appreciation on gold of $312,938,300 offset by the Sponsor’s Fee of $2,578,699. Other than the Sponsor’s Fee, the Trust had no expenses during the year ended January 31, 2025.

For the calendar year ended December 31, 2023, the Marketing Agent earned a fee of $298,771. For the calendar year ended December 31, 2024, the Marketing Agent earned a fee of $630,549. The total fees earned by the Marketing Agent since the initiation of the Marketing Agent’s efforts through December 31, 2024 are $1,666,878, which at that time represented 1.54% of the Maximum Fee potentially payable to the Marketing Agent pursuant to the Marketing Agent Agreement. The fee earned in a calendar quarter is paid in the subsequent calendar quarter.

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

Net increase in net assets resulting from operations for the year ended January 31, 2024 was $37,899,085, resulting from a net realized gain of $3,399,475 from gold bullion distributed for redemptions and an increase in unrealized appreciation on gold of $36,298,490 offset by the Sponsor’s Fee of $1,798,880. Other than the Sponsor’s Fee, the Trust had no expenses during the year ended January 31, 2024.

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

Net increase in net assets resulting from operations for the year ended January 31, 2023 was $31,614,263, resulting from a net realized gain of $1,178,406 from gold bullion distributed for redemptions and an increase in unrealized appreciation on gold of $31,993,651 offset by the Sponsor’s Fee of $1,557,794. Other than the Sponsor’s Fee, the Trust had no expenses during the year ended January 31, 2023.

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

Liquidity

The Trust is not aware of any trends, demands, conditions or events that are reasonably likely to result in material changes to its liquidity needs. In exchange for the Sponsor’s Fee, the Sponsor has agreed to assume most of the expenses incurred by the Trust. As a result, the only expense of the Trust during the period covered by this Report was the Sponsor’s Fee. The Trustee will not sell gold to pay the Sponsor’s Fee but will pay the Sponsor’s Fee through Share creation. At January 31, 2025, the Trust did not have any cash balances.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 8. Financial Statements

The audited financial statements required by Regulation S-X, with the report of the Trust’s independent registered public accounting firm, appear on pages F-1 to F-13 of this Report and are incorporated in this Item 8 by reference to such information.

VanEck Merk Gold ETF

Quarterly Statements of Operations

For the year ended January 31, 2025

	(unaudited)
	Three Months ended April 30, 2024	Three Months ended July 31, 2024	Three Months ended October 31, 2024	Three Months ended January 31, 2025	Year ended January 31, 2025
EXPENSES
Sponsor’s fees	$516,393	$606,009	$695,993	$760,304	$2,578,699
Total expenses	516,393	606,009	695,993	760,304	2,578,699

Net Investment loss	(516,393)	(606,009)	(695,993)	(760,304)	(2,578,699)

Net Realized and Unrealized Gain (Loss)
Net realized gain (loss) from gold bullion distributed for redemptions	62,679	133,437	216,650	2,375,765	2,788,531
Net change in unrealized appreciation (depreciation) on investment in gold bullion	97,950,683	64,214,008	128,338,192	22,435,417	312,938,300
Net realized and unrealized gain (loss) from operations	98,013,362	64,347,445	128,554,842	24,811,182	315,726,831

Net Increase (Decrease) in Net Assets resulting from operations	$97,496,969	$63,741,436	$127,858,849	$24,050,878	$313,148,132

VanEck Merk Gold ETF

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There have been no changes in accountants and no disagreements with accountants during the year ended January 31, 2025.

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

Under the supervision and with the participation of the principal executive officer and principal financial officer of the Sponsor, the Sponsor conducted an evaluation of the Trust’s disclosure controls and procedures, as defined under Exchange Act Rule 13a-15(e), as of January 31, 2025. Based on this evaluation, the principal executive officer and principal financial officer of the Sponsor concluded that the Trust’s disclosure controls and procedures were effective as of January 31, 2025.

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

The Principal Executive Officer of the Sponsor assessed the effectiveness of the Trust’s internal control over financial reporting as of January 31, 2025. In making this assessment, he used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). His assessment included an evaluation of the design of the Trust’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Based on his assessment and those criteria, the Principal Executive Officer of the Sponsor concluded that the Trust maintained effective internal control over financial reporting as of January 31, 2025.

Cohen & Company, Ltd., the independent registered public accounting firm that audited and reported on the financial statements as of and for the year ended January 31, 2025 included in this Form 10-K, as stated in their report which is included herein, and issued an attestation report on the effectiveness of the Trust’s internal control over financial reporting as of January 31, 2025.

March 28, 2025

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

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The Trust has no directors or executive officers. The biography of the President and Chief Investment Officer of the Sponsor is set out below:

Axel Merk, President and Chief Investment Officer

Mr. Merk is the founder of the Sponsor and has served as President, Chief Investment Officer and Manager of the Sponsor since its inception in December 2000. Mr. Merk oversees and directs the Sponsor’s business and operations, including its fulfillment of its obligations to the Trust. Mr. Merk founded Merk Investments AG in 1994, and served as Chief Investment Officer from 1994 to 2001, during which time he provided investment advisory services. In October 2001, Merk Investments AG transferred its advisory functions to the Sponsor, where Mr. Merk continues to provide advisory services and, since 2005, manages a family of currency mutual funds. Mr. Merk earned a B.A. in Economics (magna cum laude) and a M. Sc. in Computer Science from Brown University in 1991 and 1992, respectively. Mr. Merk is 55 years old.

Policies of the Sponsor

The Sponsor has adopted an insider trading policy to prevent the misuse of material non-public information in accordance with federal securities laws, including provisions of the Investment Advisers Act of 1940. This policy applies to the Sponsor, including its directors, officers, employees, and other individuals under its supervision. The Trust itself does not have a separate insider trading policy, as it does not engage in active management or trading.

The policy prohibits individuals subject to it from trading in any securities while in possession of material non-public information obtained through their role at the Sponsor. The Sponsor maintains a list of restricted securities for which trading is not permitted due to potential access to confidential or non-public information.

Individuals covered by the policy are required to disclose all personal securities accounts and provide reports of their securities transactions on a periodic basis. The Sponsor’s compliance team monitors trading activity to ensure adherence to the policy. Any financial, business, or personal relationships that may provide access to non-public information must be disclosed to the compliance team.

Violations of the policy may result in disciplinary action, including termination of employment and, where applicable, referral to regulatory authorities. The policy is reviewed periodically and updated as needed to comply with applicable regulations and best practices. A copy of the Sponsor’s insider trading policy is filed as Exhibit 19.1 to this report.

The Sponsor has adopted a code of ethics. This code of ethics applies to the Sponsor, including its officers. The Trust itself does not have a separate code of ethics.

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

Item 14. Principal Accounting Fees and Services.

Fees for services performed by Cohen & Company, Ltd., as paid by the Sponsor from the Sponsor’s Fee, for the years ending January 31, 2025 and January 31, 2024:

	2025	2024
Audit fees	$64,000	$61,500
Audit-related fees	—	—
Total	$64,000	$61,500

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)(1) Financial Statements

See Index to Financial Statements on Page F-1 for a list of the financial statements being filed herein.

(a)(2) Financial Statement Schedules

Schedules have been omitted since they are either not required, not applicable, or the information has otherwise been included.

(a)(3) Exhibits

Exhibit No.	Exhibit Description
4.1(a)	Form of Depositary Trust Agreement between Merk Investments LLC, as sponsor, and The Bank of New York Mellon, as trustee (incorporated by reference to Exhibit 4.1 filed with Registration Statement No. 333-180868 on April 15, 2014)
4.1(b)	First Amendment To Depositary Trust Agreement, dated as of October 22, 2015, by and between Merk Investments LLC, as sponsor of the Trust, and The Bank of New York Mellon, as trustee of the Trust (incorporated by reference to Exhibit 4.1 filed with Current Report on Form 8-K on October 26, 2015)
4.1(c)	Second Amendment to the Depositary Trust Agreement, dated as of April 28, 2016, by and between Merk Investments LLC, as sponsor of the Trust, and The Bank of New York Mellon, as trustee of the Trust (incorporated by reference to Exhibit 4.1(c) filed with Annual Report on Form 10-K/A on April 29, 2016)
4.1(d)	Third Amendment to the Depository Trust Agreement, dated as of August 20, 2024, by and between Merk Investments LLC, as sponsor of the Trust and the Bank of New York Mellon, as trustee of the Trust (incorporated by reference to Exhibit 4.1 filed with the Current Report on Form 8-K on August 20, 2024).
4.2	Form of Authorized Participant Agreement (incorporated by reference to Exhibit 4.2 filed with Registration Statement No. 333-180868 on March 20, 2014)
4.3	Form of Certificate of Shares of the Trust (included as Exhibit A to the Depositary Trust Agreement)
4.4	Form of First Amendment to Authorized Participant Agreement, dated as of August 8, 2017, adopted by Merk Investments LLC, as sponsor of the Trust, and The Bank of New York Mellon, as trustee of the Trust (incorporated by reference to Exhibit 4.2 filed with Quarterly Report on Form 10-Q for the quarter ended July 31, 2017 on September 6, 2017)
4.5	Description of the Registrant’s Securities Registered Under Section 12 of the Securities Exchange Act of 1934
10.1	Allocated Account Agreement between JPMorgan Chase Bank, N.A., as custodian, and The Bank of New York Mellon, solely in its capacity as trustee of the Merk Gold Trust, dated May 6, 2014 (incorporated by reference to Exhibit 10.1 filed with Registration Statement No. 333-180868 on May 7, 2014)
10.2	Unallocated Account Agreement between JPMorgan Chase Bank, N.A., as custodian, and The Bank of New York Mellon, solely in its capacity as trustee of the Merk Gold Trust, dated May 6, 2014 (incorporated by reference to Exhibit 10.2 filed with Registration Statement No. 333-180868 on May 7, 2014)
10.3	Transaction and Shipping Agreement by and between Merk Investments LLC, as sponsor of the Merk Gold Trust, and Coins ‘N Things Inc., dated May 2, 2014 (incorporated by reference to Exhibit 10.4 filed with Registration Statement No. 333-180868 on May 7, 2014)
10.4	Marketing Agent Agreement between Merk Investments LLC, as sponsor of the Trust, and Van Eck Securities Corporation, dated October 22, 2015 (incorporated by reference to Exhibit 10.1 filed with Current Report on Form 8-K on October 26, 2015)
10.4.1	Amendment to Marketing Agent Agreement, dated as of July 24, 2020, by and between Merk Investments LLC and Van Eck Securities Corporation (incorporated by reference to Exhibit 10.4.1 filed with Quarterly Report on Form 10-Q for the quarter ending July 31, 2020 on September 4, 2020)
23.1	Consent of Cohen & Company, Ltd., Independent Registered Public Accounting Firm.
31.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification by Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97.1	Incentive-Based Compensation Recovery Policy (incorporated by reference to Exhibit 97.1 of the Annual Report on Form 10-K filed by the Registrant on March 29, 2024)
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

Item 16. Form 10-K Summary.

None.

VANECK MERK GOLD ETF

FINANCIAL STATEMENTS AS OF JANUARY 31, 2024

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Sponsor, Trustee, and Shareholders of VanEck Merk Gold ETF

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying statements of assets and liabilities, including the schedules of investment, of VanEck Merk Gold ETF (formerly, VanEck Merk Gold Trust, the “Trust”) as of January 31, 2025 and 2024, and the related statements of operations and changes in net assets for each of the years in the three-year period ended January 31, 2025, and the related notes (collectively referred to as the “financial statements”). We have also audited the Trust’s internal control over financial reporting as of January 31, 2025, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Trust as of January 31, 2025 and 2024, and the results of its operations and changes in its net assets for each of the years in the three-year period ended January 31, 2025, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Trust maintained, in all material respects, effective internal control over financial reporting as of January 31, 2025, based on criteria established in Internal Control—Integrated Framework (2013) issued by COSO.

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

We have served as the VanEck Merk Gold ETF’s auditor since 2023.

COHEN & COMPANY, LTD.

Philadelphia, Pennsylvania

March 28, 2025

VanEck Merk Gold ETF

Statements of Assets and Liabilities

	January 31, 2025	January 31, 2024
Assets
Investments in gold bullion (cost $880,891,128 and $659,416,378, respectively)	$1,314,597,403	$780,184,353
Capital shares receivable	13,758,562	5,906,605
Other receivable	-	4
Total Assets	1,328,355,965	786,090,962

Liabilities
Gold Bullion purchased payable	13,506,499	5,906,609
Sponsor’s fee payable	252,077	6
Total Liabilities	13,758,576	5,906,615

Net Assets	$1,314,597,389	$780,184,347

Net Assets Consists of:
Paid-in-capital	$878,374,184	$657,109,274
Accumulated earnings	436,223,205	123,075,073
	$1,314,597,389	$780,184,347

Shares issued and outstanding (no par value)	48,664,686	39,626,030
Net asset value per share	$27.01	$19.69

See notes to financial statements.

VanEck Merk Gold ETF

Statements of Operations

	For the Year ended January 31, 2025	For the Year ended January 31, 2024	For the Year ended January 31, 2023
Expenses
Sponsor’s fees	$2,578,699	$1,798,880	$1,557,794
Total expenses	2,578,699	1,798,880	1,557,794

Net investment loss	(2,578,699)	(1,798,880)	(1,557,794)

Net Realized and Unrealized Gain (Loss)
Net realized gain from gold bullion distributed for redemptions	2,788,531	3,399,475	1,178,406
Net change in unrealized appreciation (depreciation) on investment in gold bullion	312,938,300	36,298,490	31,993,651
Net realized and unrealized gain (loss) from operations	315,726,831	39,697,965	33,172,057

Net Increase (Decrease) in Net Assets resulting from operations	$313,148,132	$37,899,085	$31,614,263

See notes to financial statements.

VanEck Merk Gold ETF

Statements of Changes in Net Assets

	For the Year ended January 31, 2025	For the Year ended January 31, 2024	For the Year ended January 31, 2023
Net Assets—beginning of year	$780,184,347	$656,592,798	$586,245,772
Creations	230,560,739	114,227,672	137,482,147
Redemptions	(9,295,829)	(28,535,208)	(98,749,384)
Net investment loss	(2,578,699)	(1,798,880)	(1,557,794)
Net realized gain from gold bullion distributed for redemptions	2,788,531	3,399,475	1,178,406
Net change in unrealized appreciation (depreciation) on investment in gold bullion	312,938,300	36,298,490	31,993,651
Net Assets—end of year	$1,314,597,389	$780,184,347	$656,592,798

See notes to financial statements.

VanEck Merk Gold ETF

Schedules of Investment

January 31, 2025

	Fine Ounces	Cost	Value	% of Net Assets
Gold Bullion	469,450	$880,891,128	$1,314,597,403	100.00%
Total Investments	469,450	$880,891,128	$1,314,597,403	100.00%
Liabilities in excess of other assets			(14)	(0.00	)%(a)
Net Assets			$1,314,597,389	100.00%

January 31, 2024

	Fine Ounces	Cost	Value	% of Net Assets
Gold Bullion	383,204	$659,416,378	$780,184,353	100.00%
Total Investments	383,204	$659,416,378	$780,184,353	100.00%
Liabilities in excess of other assets			(6)	(0.00	)%(a)
Net Assets			$780,184,347	100.00%

(a)	Amount is less than 0.005%.

See notes to financial statements.

VanEck Merk Gold ETF

Notes to Financial Statements

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

The following table summarizes the inputs used as of January 31, 2025 in determining the Trust’s investments at fair value for purposes of ASC 820:

	Level 1	Level 2	Level 3
Investment in Gold	$1,314,597,403	$—	$—
Total	$1,314,597,403	$—	$—

The following table summarizes the inputs used as of January 31, 2024 in determining the Trust’s investments at fair value for purposes of ASC 820:

	Level 1	Level 2	Level 3
Investment in Gold	$780,184,353	$—	$—
Total	$780,184,353	$—	$—

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

Changes in the shares for the year ending January 31, 2025 are as follows:

	Shares	Amount
Shares, beginning of year at February 1, 2024	39,626,030	$657,109,274
Shares issued	9,407,625	230,560,739
Shares redeemed	(368,969)	(9,295,829)
Shares, end of year at January 31, 2025	48,664,686	$878,374,184

Changes in the shares for the year ending January 31, 2024 are as follows:

	Shares	Amount
Shares, beginning of year at February 1, 2023	35,203,259	$571,416,810
Shares issued	5,944,690	114,227,672
Shares redeemed	(1,521,919)	(28,535,208)
Shares, end of year at January 31, 2024	39,626,030	$657,109,274

Changes in the shares for the year ending January 31, 2023 are as follows:

	Shares	Amount
Shares, beginning of year at February 1, 2022	33,599,843	$532,684,047
Shares issued	7,638,953	137,482,147
Shares redeemed	(6,035,537)	(98,749,384)
Shares, end of year at January 31, 2023	35,203,259	$571,416,810

2.4. Income Taxes

The Trust is treated as a “grantor trust” for U.S. federal tax purposes. As a result, the Trust itself is not subject to U.S. federal income tax. Instead, the Trust’s income and expenses “flow through” to the shareholders and the Trustee reports the Trust’s income, gains, losses and deductions to the Internal Revenue Service on that basis.

The Sponsor has evaluated whether or not there are uncertain tax positions that require financial statement recognition and has determined that no reserves for uncertain tax positions are required as of January 31, 2025.

2.5. Revenue Recognition Policy

A gain or loss is recognized based on the difference between the selling price and the average cost method of the gold sold on a trade date basis.

2.6. Segment Reporting

The Trust adopted Financial Accounting Standards Board Update 2023-07, Segment Reporting (Topic 280) - Improvements to Reportable Segment Disclosures (“ASU 2023-07”) during the reporting period. The Trust’s adoption of the new standard impacted financial statement disclosures only and did not affect the Trust’s financial position or results of operations. Operating segments are components of a public entity that engage in business activities from which it may recognize revenues and incur expenses, have discrete financial information available, and have their operating results regularly reviewed by the public entity’s chief operating decision maker (“CODM”) when assessing segment performance and making decisions about segment resources. The Managing Member of the Sponsor acts as the Trust’s CODM. The CODM monitors the operating results of the Trust as a whole, and the Trust’s asset allocation is managed in accordance with its Prospectus. The CODM has concluded that the Trust operates as a single operating segment since the Trust has a single investment strategy. The financial information provided to and reviewed by the CODM is presented within the Trust’s financial statements.

3. INVESTMENT IN GOLD

The following represents the changes in Ounces of gold and the respective fair value at January 31, 2025:

	Ounces	Fair Value
Beginning balance as of February 1, 2024	383,204	$780,184,353
Gold bullion contributed	89,807	227,982,044
Gold bullion distributed	(3,561)	(9,295,825)
Realized gain (loss) from gold distributed from in-kind	—	2,788,531
Change in unrealized appreciation (depreciation)	—	312,938,300

Ending balance as of January 31, 2025	469,450	$1,314,597,403

The following represents the changes in Ounces of gold and the respective fair value at January 31, 2024:

	Ounces	Fair Value
Beginning balance as of February 1, 2023	341,282	$656,592,807
Gold bullion contributed	56,653	112,428,811
Gold bullion distributed	(14,731)	(28,535,230)
Realized gain (loss) from gold distributed from in-kind	—	3,399,475
Change in unrealized appreciation (depreciation)	—	36,298,490

Ending balance as of January 31, 2024	383,204	$780,184,353

The following represents the changes in Ounces of gold and the respective fair value at January 31, 2023:

	Ounces	Fair Value
Beginning balance as of February 1, 2022	326,554	$586,245,778
Gold bullion contributed	73,293	135,924,342
Gold bullion distributed	(58,565)	(98,749,370)
Realized gain (loss) from gold distributed from in-kind	—	1,178,406
Change in unrealized appreciation (depreciation)	—	31,993,651

Ending balance as of January 31, 2023	341,282	$656,592,807

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

5. FINANCIAL HIGHLIGHTS

The following table presents per share performance data and other supplemental financial data for the years ended January 31, 2025, 2024, 2023, 2022 and 2021 for the shareholders. This information has been derived from information presented in the financial statements.

VanEck Merk Gold ETF

Financial Highlights

Per Share Performance (for a share outstanding throughout each year)

	For the Year Ended January 31, 2025	For the Year Ended January 31, 2024	For the Year Ended January 31, 2023	For the Year Ended January 31, 2022	For the Year Ended January 31, 2021
Net asset value per share, beginning of year	$19.69	$18.65	$17.45	$18.16	$15.48

Net investment loss (a)	(0.06)	(0.05)	(0.04)	(0.04)	(0.05)
Net realized and unrealized gain (loss) on investment in gold bullion	7.38	1.09	1.24	(0.67)	2.73
Net change in net assets from operations	7.32	1.04	1.20	(0.71)	2.68
Net asset value per share, end of year	$27.01	$19.69	$18.65	$17.45	$18.16

Total return, at net asset value	37.18%	5.58%	6.88%	(3.91)%	17.31%

Ratio to average net assets
Net investment loss	(0.25)%	(0.25)%	(0.25)%	(0.25)%	(0.30)%
Net expenses	0.25%	0.25%	0.25%	0.25%	0.30%

(a)	Calculated using average shares outstanding.

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

MERK INVESTMENTS LLC
Sponsor of the VanEck Merk Gold ETF

Date: March 28, 2025	/s/ Axel Merk
Axel Merk
President and Chief Investment Officer
(Principal Executive Officer and Principal Financial Officer)

*	The Registrant is a trust and the person is signing in his capacity as an officer of Merk Investments LLC, the Sponsor of the Registrant.