Form 10-Q
period 2025-04-30
VanEck Merk Gold ETF
filed 2025-06-06
CIK 1546652

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2025

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

As of June 5, 2025, the issuer had 52,835,257 shares outstanding.

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

ii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

VanEck Merk Gold ETF

Statements of Assets and Liabilities

	April 30, 2025	January 31, 2025
	(unaudited)
Assets
Investments in gold bullion (cost $992,882,549 and $880,891,128, respectively)	$1,662,219,706	$1,314,597,403
Capital shares receivable	-	13,758,562
Total assets	$1,662,219,706	$1,328,355,965

Liabilities
Gold Bullion payable	-	13,506,499
Sponsor’s fee payable	21	252,077
Total liabilities	21	13,758,576

Net assets	$1,662,219,685	$1,314,597,389

Net assets consists of:
Paid-in-capital	$988,035,770	$878,374,184
Accumulated earnings	674,183,915	436,223,205
	$1,662,219,685	$1,314,597,389
Shares issued and outstanding (no par value)	52,339,392	48,664,686
Net asset value per share	$31.76	$27.01

See notes to unaudited financial statements.

VanEck Merk Gold ETF

Statements of Operations

	For the Three Months Ended April 30, 2025	For the Three Months Ended April 30, 2024
	(unaudited)	(unaudited)
Expenses
Sponsor’s fees	$893,967	$516,393
Total expenses	893,967	516,393
Net investment loss	(893,967)	(516,393)

Net realized and unrealized gain (loss)
Net realized gain from gold bullion distributed for redemptions	3,223,795	62,679
Net change in unrealized appreciation (depreciation) on investment in gold bullion	235,630,882	97,950,683
Net realized and unrealized gain (loss) from operations	238,854,677	98,013,362

Net increase (decrease) in net assets resulting from operations	$237,960,710	$97,496,969

See notes to unaudited financial statements.

VanEck Merk Gold ETF

Statements of Changes in Net Assets

	For the Three Months Ended April 30, 2025	For the Three Months Ended April 30, 2024
	(unaudited)	(unaudited)
Net assets, beginning of period	$1,314,597,389	$780,184,347
Creations	118,514,599	26,788,189
Redemptions	(8,853,013)	(309,453)
Net investment loss	(893,967)	(516,393)
Net realized gain (loss) from gold bullion distributed for redemptions	3,223,795	62,679
Net change in unrealized appreciation (depreciation) on investment in gold bullion	235,630,882	97,950,683
Net assets, end of period	$1,662,219,685	$904,160,052

See notes to unaudited financial statements.

VanEck Merk Gold ETF

Schedules of Investment

April 30, 2025 (unaudited)

	Fine Ounces	Cost	Value	% of Net Assets
Gold bullion	504,597	$992,882,549	$1,662,219,706	100.00%
Total investments	504,597	$992,882,549	$1,662,219,706	100.00%
Liabilities in excess of other assets			(21)	(0.00	)%(a)
Net assets			$1,662,219,685	100.00%

January 31, 2025

	Fine Ounces	Cost	Value	% of Net Assets
Gold bullion	469,450	$880,891,128	$1,314,597,403	100.00%
Total investments	469,450	$880,891,128	$1,314,597,403	100.00%
Liabilities in excess of other assets			(14)	(0.00	)%(a)
Net assets			$1,314,597,389	100.00%

(a)	Amount is less than 0.005%

See notes to unaudited financial statements.

VanEck Merk Gold ETF

Notes to Unaudited Financial Statements

1. ORGANIZATION

The VanEck Merk Gold ETF (the “Trust”; known as the Merk Gold Trust prior to October 26, 2015, and then as the Van Eck Merk Gold Trust prior to April 28, 2016, and then as the VanEck Merk Gold Trust prior to August 30, 2024) is an exchange-traded fund formed on May 6, 2014 under New York law pursuant to a depositary trust agreement (the “Trust Agreement”). After consideration of Financial Accounting Standards Topic 946, Merk Investments LLC (the “Sponsor”) has concluded the Trust meets the fundamental characteristics of an investment company. In addition, while the Trust does not currently possess all of the typical characteristics of an investment company, it believes its activities are consistent with those of an investment company and will therefore apply the guidance in Financial Accounting Standards Topic 946, including disclosure of the financial support contractually required to be provided by an investment company to any of its investees. The Sponsor is responsible for, among other things, overseeing the performance of The Bank of New York Mellon (the “Trustee”) and the Trust’s principal service providers, including the preparation of financial statements. The Trustee is responsible for the day-to-day administration of the Trust.

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

VanEck Merk Gold ETF

Notes to Unaudited Financial Statements
(continued)

The following table summarizes the inputs used as of April 30, 2025 in determining the Trust’s investments at fair value for purposes of ASC 820:

	Level 1	Level 2	Level 3
Investment in gold	$1,662,219,706	$—	$—
Total	$1,662,219,706	$—	$—

The following table summarizes the inputs used as of January 31, 2025 in determining the Trust’s investments at fair value for purposes of ASC 820:

	Level 1	Level 2	Level 3
Investment in gold	$1,314,597,403	$—	$—
Total	$1,314,597,403	$—	$—

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

Changes in the shares for the three-month period ended April 30, 2025 are as follows:

	Shares	Amount
Shares, beginning of period at February 1, 2025	48,664,686	$878,374,184
Shares issued	3,979,998	118,514,599
Shares redeemed	(305,292)	(8,853,013)
Shares, end of period at April 30, 2025	52,339,392	$988,035,770

VanEck Merk Gold ETF

Notes to Unaudited Financial Statements
(continued)

Changes in the shares for the year ended January 31, 2025 are as follows:

	Shares	Amount
Shares, beginning of period at February 1, 2024	39,626,030	$657,109,274
Shares issued	9,407,625	230,560,739
Shares redeemed	(368,969)	(9,295,829)
Shares, end of period at January 31, 2025	48,664,686	$878,374,184

2.4. Income Taxes

The Trust is treated as a “grantor trust” for U.S. federal tax purposes. As a result, the Trust itself is not subject to U.S. federal income tax. Instead, the Trust’s income and expenses “flow through” to the shareholders and the Trustee reports the Trust’s income, gains, losses and deductions to the Internal Revenue Service on that basis.

The Sponsor has evaluated whether or not there are uncertain tax positions that require financial statement recognition and has determined that no reserves for uncertain tax positions are required as of April 30, 2025.

2.5. Revenue Recognition Policy

A gain or loss is recognized based on the difference between the selling price and the average cost method of the gold sold on a trade date basis.

2.6 Segment Reporting

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

3. INVESTMENT IN GOLD

The following represents the changes in Ounces of gold and the respective fair value at April 30, 2025:

	Ounces	Fair Value
Beginning balance as of February 1, 2025	469,450	$1,314,597,403
Gold bullion contributed	38,091	117,620,633
Gold bullion distributed	(2,944)	(8,853,007)
Realized gain (loss) from gold distributed from in-kind	-	3,223,795
Change in unrealized appreciation (depreciation)	-	235,630,882
Ending balance as of April 30, 2025	504,597	$1,662,219,706

The following represents the changes in Ounces of gold and the respective fair value at January 31, 2025:

	Ounces	Fair Value
Beginning balance as of February 1, 2024	383,204	$780,184,353
Gold bullion contributed	89,807	227,982,044
Gold bullion distributed	(3,561)	(9,295,825)
Realized gain (loss) from gold distributed from in-kind	-	2,788,531
Change in unrealized appreciation (depreciation)	-	312,938,300
Ending balance as of January 31, 2025	469,450	$1,314,597,403

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

5. FINANCIAL HIGHLIGHTS

The following table presents per share performance data and other supplemental financial data for the three months ended April 30, 2025 and 2024. This information has been derived from information presented in the financial statements.

Financial Highlights (unaudited)

Per Share Performance (for a share outstanding throughout each period)

	For the Three Months Ended April 30, 2025	For the Three Months Ended April 30, 2024
	(unaudited)	(unaudited)
Net asset value per share, beginning of period	$27.01	$19.69
Net investment loss(a)	(0.02)	(0.01)
Net realized and unrealized gain (loss) on investment in gold bullion	4.77	2.46
Net change in net assets from operations	4.75	2.45
Net asset value per share, end of period	$31.76	$22.14

Total return, at net asset value(b)	17.59%	12.44%

Ratio to average net assets(c)
Net investment loss	(0.25)%	(0.25)%
Net expenses	0.25%	0.25%

(a)	Calculated using average shares outstanding
(b)	Not annualized
(c)	Annualized

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

Introduction

The VanEck Merk Gold ETF (the “Trust”), formerly known as the Merk Gold Trust prior to October 26, 2015, as the Van Eck Merk Gold Trust prior to April 28, 2016, and then as VanEck merk Gold Trust prior to August 30, 2024 is an exchange-traded fund formed on May 6, 2014 under New York law pursuant to a depositary trust agreement (as amended, the “Trust Agreement”). The Trust is not managed like a corporation or an active investment vehicle. It does not have any officers, directors, or employees and is administered by The Bank of New York Mellon (the “Trustee”) pursuant to the Trust Agreement. The Trust is not registered as an investment company under the Investment Company Act of 1940, as amended, and is not required to register under such act. It will not hold or trade in commodity futures contracts, nor is it a commodity pool, or subject to regulation as a commodity pool operator or a commodity trading adviser in connection with issuing shares.

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

Prior to August 7, 2023 (the “Index Change Date”), the Trustee would value the gold held by the Trust based on the afternoon session of the twice daily fix of the price of a Fine Ounce of gold which starts at 3:00 PM London, England time and is performed in London by the ICE Benchmark Administration as an independent third-party administrator (the “LBMA PM Gold Price”). The Trustee also determines the NAV per Share. Prior to the Index Change Date, if on a day when the Trust’s NAV was being calculated the LBMA PM Gold Price for that day was not available, the Trustee valued the gold held by the Trust based on that day’s morning session of the twice daily fix of the price of a Fine Ounce of gold, which starts at 10:30 AM London, England time and is performed in London by the ICE Benchmark Administration as an independent third-party administrator (the “LBMA AM Gold Price,” and together with the LBMA PM Gold Price, the “LBMA Gold Price”). If no fix was available for the day, the Trustee valued the Trust’s gold based on the most recently announced LBMA AM Gold Price or LBMA PM Gold Price.

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

On August 20, 2024, the Sponsor and the Trustee entered into a Third Amendment to Depository Trust Agreement (the “Third Trust Agreement”), effective as of August 30, 2024, amending the Second Trust Agreement to effectuate a third change in the name of the Trust from “VanEck Merk Gold Trust” to “VanEck Merk Gold ETF.” As a result of the name change, all references to “VanEck Merk Gold Trust” in the Trust Agreement were amended to read “VanEck Merk Gold ETF.” The Shares offered by the Trust remain known as the “VanEck Merk Gold Shares.” Except for the name changed effected pursuant to the Third Trust Amendment, the Trust Agreement remains in full force and effect on its existing terms.

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

The Three Months Ended April 30, 2025 Compared to the Three Months Ended April 30, 2024

The Trust’s NAV increased from $1,314,597,389 on January 31, 2025 to $1,662,219,685 on April 30, 2025, a 26.44% increase, compared to a 15.89% increase from $780,184,347 on January 31, 2024 to $904,160,052 on April 30, 2024. The increase in the Trust’s NAV in the quarter ended April 30, 2025 resulted from an increase in the value of investments in gold bullion as compared to the prior period. The number of outstanding Shares increased from 48,664,686 Shares on January 31, 2025 to 52,339,392 Shares on April 30, 2025 due to the creation of Shares by Authorized Participants and the creation of 29,998 Shares in the quarter for Sponsor’s fees, as compared to 24,407 Shares for such purpose in the quarter ended April 30, 2024. The number of outstanding Shares on April 30, 2024 was 40,835,640. The Sponsor’s fees are payable at an annualized rate of 0.25% of the Trust’s NAV, accrued on a daily basis computed on the prior business day’s NAV and paid monthly in arrears. Due to the daily accrual but monthly payment, the number of Sponsor’s fee Shares issued can vary and possibly decrease, even as the number of Shares outstanding increases slightly.

The Trust’s NAV per Share increased 17.59% during the quarter ended April 30, 2025, starting at $27.01 per Share and ending at $31.76 per Share, compared to an increase of 12.44%, from $19.69 to $22.14 during the quarter ended April 30, 2024. The Trust’s NAV per share increased slightly less than the price per ounce of gold on a percentage basis due to the Sponsor’s fees, which were 29,998 Shares in total for the quarter ended April 30, 2025, compared with 24,407 Shares paid as Sponsor’s fees in the quarter ended April 30, 2024. The NAV per share of $32.99 on April 21, 2025 was the highest during the quarter, compared with a low of $27.17 on February 3, 2025.

The change in net assets from operations for the quarter ended April 30, 2025 was $237,960,710, resulting from the Sponsor’s fees of $(893,967), a net realized gain of $3,223,795 from gold bullion distributed for redemptions, and a net change in unrealized appreciation on investment in gold bullion of $235,630,882. In comparison, change in net assets from operations for the quarter ended April 30, 2024 was $97,496,969, resulting from the Sponsor’s fees of $(516,393), a net realized gain of $62,679 from gold bullion distributed for redemptions, and a net change in unrealized appreciation on investment in gold bullion of $97,950,683.

Other than the Sponsor’s fee, the Trust had no expenses during the quarter ended April 30, 2025 or the quarter ended April 30, 2024.

For the calendar quarter ended March 31, 2025, the Marketing Agent earned a fee of $190,571.74; since the initiation of the Marketing Agent’s efforts on behalf of the Trust on October 22, 2015, a total of $1,857,449 in Fees has been paid, representing 1.58% of the Maximum Fee potentially payable to the Marketing Agent pursuant to the Marketing Agent Agreement. Effective July 24, 2020, the Sponsor and the Marketing Agent amended the fee structure under the Marketing Agent Agreement, however the financial obligations created thereunder remain the obligations of the Sponsor of the Trust, any fees payable thereunder remain payable from the Sponsor’s fee and the cap on the fees payable to the Marketing Agent remains unchanged.

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

The Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s gold as necessary to pay the Trust’s expenses not otherwise assumed by the Sponsor. The Trustee will not sell gold to pay the Sponsor’s fee but will pay the Sponsor’s fee in Shares in lieu of cash. At April 30, 2025 and April 30, 2024, the Trust did not have any cash balances.

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

Under the supervision and with the participation of the principal executive officer and principal financial officer of the Sponsor, the Sponsor conducted an evaluation of the Trust’s disclosure controls and procedures, as defined under Exchange Act Rules 13a-15(e) and 15d-15(e). Based on this evaluation, the principal executive officer and principal financial officer of the Sponsor concluded that, as of April 30, 2025, the Trust’s disclosure controls and procedures were effective.

There have been no changes in the Trust’s or Sponsor’s internal control over financial reporting that occurred during the Trust’s fiscal quarter ended April 30, 2025 that have materially affected, or are reasonably likely to materially affect, the Trust’s or Sponsor’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

You should carefully consider the factors discussed under the caption “Risk Factors” beginning on page 21 of our Annual Report on Form 10-K for the fiscal year ended January 31, 2025 (the “Annual Report”), filed with the Securities and Exchange Commission on March 28, 2025, which could materially affect our business, financial condition or future results. There have been no material changes in our risk factors from those disclosed in the Annual Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) None.

(b) Not applicable.

(c)

Shares Redeemed Per Month in the Quarter ended April 30, 2025	Total Shares Redeemed	Average Ounces of Gold Per Share
Period
02/01/25 to 02/29/25	104	0.00964560
03/01/25 to 03/31/25	304,565	0.00964370
04/01/25 to 04/30/25	623	0.00964181
	305,292

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

MERK INVESTMENTS LLC
Sponsor of the VanEck Merk Gold ETF

Date: June 6, 2025	/s/ Axel Merk
Axel Merk
President and Chief Investment Officer
(Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer)

*	The Registrant is a trust and the person is signing in his capacities as officers of Merk Investments LLC, the Sponsor of the Registrant.