Form 10-Q
period 2025-07-31
VanEck Merk Gold ETF
filed 2025-09-08
CIK 1546652

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2025

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

As of September 05, 2025, the issuer had 56,448,966 shares outstanding.

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

ii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

VanEck Merk Gold ETF

Statements of Assets and Liabilities

	July 31, 2025	January 31, 2025
	(unaudited)
Assets
Investments in gold bullion (cost $1,098,431,123 and $880,891,128, respectively)	$1,763,218,236	$1,314,597,403
Capital shares receivable	374,858	13,758,562
Total Assets	$1,763,593,094	$1,328,355,965

Liabilities
Gold Bullion payable	-	13,506,499
Sponsor’s fee payable	374,868	252,077
Total liabilities	374,868	13,758,576

Net assets	$1,763,218,226	$1,314,597,389

Net assets consists of:
Paid-in-capital	$1,093,847,527	$878,374,184
Accumulated earnings	669,370,699	436,223,205
	$1,763,218,226	$1,314,597,389

Shares issued and outstanding (no par value)	55,607,168	48,664,686
Net asset value per share	$31.71	$27.01

See notes to unaudited financial statements.

VanEck Merk Gold ETF

Statements of Operations

	For the Three Months Ended July 31, 2025	For the Three Months Ended July 31, 2024	For the Six Months Ended July 31, 2025	For the Six Months Ended July 31, 2024
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Expenses
Sponsor’s fees	$1,079,987	$606,009	$1,973,954	$1,122,402
Total expenses	1,079,987	606,009	1,973,954	1,122,402
Net investment loss	(1,079,987)	(606,009)	(1,973,954)	(1,122,402)

Net realized and unrealized gain (loss)
Net realized gain from gold bullion distributed for redemptions	816,815	133,437	4,040,610	196,116
Net change in unrealized appreciation (depreciation) on investment in gold bullion	(4,550,044)	64,214,008	231,080,838	162,164,691
Net realized and unrealized gain (loss) from operations	(3,733,229)	64,347,445	235,121,448	162,360,807

Net increase (decrease) in net assets resulting from operations	$(4,813,216)	$63,741,436	$233,147,494	$161,238,405

See notes to unaudited financial statements.

VanEck Merk Gold ETF

Statements of Changes in Net Assets

	For the Three Months Ended July 31, 2025	For the Three Months Ended July 31, 2024	For the Six Months Ended July 31, 2025	For the Six Months Ended July 31, 2024
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Net assets, beginning of period	$1,662,219,685	$904,160,052	$1,314,597,389	$780,184,347
Creations	107,885,022	50,757,386	226,399,621	77,545,575
Redemptions	(2,073,265)	(552,697)	(10,926,278)	(862,150)
Net investment loss	(1,079,987)	(606,009)	(1,973,954)	(1,122,402)
Net realized gain from gold bullion distributed for redemptions	816,815	133,437	4,040,610	196,116
Net change in unrealized appreciation (depreciation) on investment in gold bullion	(4,550,044)	64,214,008	231,080,838	162,164,691
Net assets, end of period	$1,763,218,226	$1,018,106,177	$1,763,218,226	$1,018,106,177

See notes to unaudited financial statements.

VanEck Merk Gold ETF

Schedules of Investment

July 31, 2025 (unaudited)

	Fine Ounces	Cost	Value	% of Net Assets
Gold bullion	535,762	$1,098,431,123	$1,763,218,236	100.00%
Total investments	535,762	$1,098,431,123	$1,763,218,236	100.00%
Liabilities in excess of other assets			(10)	(0.00	)%(a)
Net assets			$1,763,218,226	100.00%

January 31, 2025

	Fine Ounces	Cost	Value	% of Net Assets
Gold bullion	469,450	$880,891,128	$1,314,597,403	100.00%
Total investments	469,450	$880,891,128	$1,314,597,403	100.00%
Liabilities in excess of other assets			(14)	(0.00	)%(a)
Net assets			$1,314,597,389	100.00%

(a)	Amount is less than 0.005%

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

VanEck Merk Gold ETF

Notes to Unaudited Financial Statements

(continued)

The following table summarizes the inputs used as of July 31, 2025 in determining the Trust’s investments at fair value for purposes of ASC 820:

	Level 1	Level 2	Level 3
Investment in gold	$1,763,218,236	$—	$—
Total	$1,763,218,236	$—	$—

The following table summarizes the inputs used as of January 31, 2025 in determining the Trust’s investments at fair value for purposes of ASC 820:

	Level 1	Level 2	Level 3
Investment in gold	$1,314,597,403	$—	$—
Total	$1,314,597,403	$—	$—

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

Changes in the shares for the six-month period ended July 31, 2025 are as follows:

	Shares	Amount
Shares, beginning of period at February 1, 2025	48,664,686	$878,374,184
Shares issued	7,313,984	226,399,621
Shares redeemed	(371,502)	(10,926,278)
Shares, end of period at July 31, 2025	55,607,168	$1,093,847,527

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

The Sponsor has evaluated whether or not there are uncertain tax positions that require financial statement recognition and has determined that no reserves for uncertain tax positions are required as of July 31, 2025.

2.5. Revenue Recognition Policy

A gain or loss is recognized based on the difference between the selling price and the average cost method of the gold sold on a trade date basis.

2.6. Segment Reporting

The Trust adopted Financial Accounting Standards Board Update 2023-07, Segment Reporting (Topic 280) - Improvements to Reportable Segment Disclosures (“ASU 2023-07”). The Trust’s adoption of the new standard impacted financial statement disclosures only and did not affect the Trust’s financial position or results of operations. Operating segments are components of a public entity that engage in business activities from which it may recognize revenues and incur expenses, have discrete financial information available, and have their operating results regularly reviewed by the public entity’s chief operating decision maker (“CODM”) when assessing segment performance and making decisions about segment resources. The Managing Member of the Sponsor acts as the Trust’s CODM. The CODM monitors the operating results of the Trust as a whole, and the Trust’s asset allocation is managed in accordance with its Prospectus. The CODM has concluded that the Trust operates as a single operating segment since the Trust has a single investment strategy. The financial information provided to and reviewed by the CODM is presented within the Trust’s financial statements.

3. INVESTMENT IN GOLD

The following represents the changes in Ounces of gold and the respective fair value at July 31, 2025:

	Ounces	Fair Value
Beginning balance as of February 1, 2025	469,450	$1,314,597,403
Gold bullion contributed	69,894	224,425,657
Gold bullion distributed	(3,582)	(10,926,272)
Realized gain (loss) from gold distributed from in-kind	—	4,040,610
Change in unrealized appreciation (depreciation)	—	231,080,838
Ending balance as of July 31, 2025	535,762	$1,763,218,236

The following represents the changes in Ounces of gold and the respective fair value at January 31, 2025:

	Ounces	Fair Value
Beginning balance as of February 1, 2024	383,204	$780,184,353
Gold bullion contributed	89,807	227,982,044
Gold bullion distributed	(3,561)	(9,295,825)
Realized gain (loss) from gold distributed from in-kind	-	2,788,531
Change in unrealized appreciation (depreciation)	-	312,938,300
Ending balance as of January 31, 2025	469,450	$1,314,597,403

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

5. FINANCIAL HIGHLIGHTS

The following table presents per share performance data and other supplemental financial data for the three and six months ended July 31, 2025 and 2024. This information has been derived from information presented in the financial statements.

Financial Highlights (unaudited)

Per Share Performance (for a share outstanding throughout each period)

	For the Three Months Ended July 31, 2025	For the Three Months Ended July 31, 2024	For the Six Months Ended July 31, 2025	For the Six Months Ended July 31, 2024
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Net asset value per share, beginning of period	$31.76	$22.14	$27.01	$19.69
Net investment loss(a)	(0.02)	(0.01)	(0.04)	(0.03)
Net realized and unrealized gain (loss) on investment in gold bullion	(0.03)	1.53	4.74	4.00
Net change in net assets from operations	(0.05)	1.52	4.70	3.97
Net asset value per share, end of period	$31.71	$23.66	$31.71	$23.66

Total return, at net asset value(b)	(0.16)%	6.87%	17.40%	20.16%

Ratio to average net assets(c)
Net investment loss	(0.25)%	(0.25)%	(0.25)%	(0.25)%
Net expenses	0.25%	0.25%	0.25%	0.25%

(a)	Calculated using average shares outstanding

(b)	Not annualized

(c)	Annualized

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

The Three Months Ended July 31, 2025 Compared to the Three Months Ended July 31, 2024

The Trust’s NAV increased from $1,662,219,685 at April 30, 2025 to $1,763,218,226 at July 31, 2025, a 6.08% increase, compared to a 12.60% increase from $904,160,052 at April 30, 2024 to $1,018,106,177 at July 31, 2024. The increase in the Trust’s NAV in the quarter ended July 31, 2025 resulted from an increase in gold bullion held by the Trust. The number of outstanding Shares increased from 52,339,392 Shares at April 30, 2025 to 55,607,168 Shares at July 31, 2025 due to the creation of Shares by Authorized Participants and the creation of 33,986 Shares in the quarter for Sponsor’s fees, as compared to 26,497 Shares for such purpose in the quarter ended July 31, 2024. The number of outstanding Shares on July 31, 2024 was 43,037,292. Effective July 24, 2020, the Sponsor’s fees are payable at an annualized rate of 0.25% of the Trust’s NAV, accrued on a daily basis computed on the prior Business Day’s NAV and paid monthly in arrears. Due to the daily accrual but monthly payment, the number of Sponsor’s fee Shares issued can vary and possibly decrease, even as the number of Shares outstanding increases slightly.

The Trust’s NAV per Share decreased 0.16% during the quarter ended July 31, 2025, starting at $31.76 per Share and ending at $31.71 per Share, compared to an increase of 6.87%, from $22.14 to $23.66 during the quarter ended July 31, 2024. The Trust’s NAV per share decreased slightly more than the price per ounce of gold on a percentage basis due to the Sponsor’s fees, which were 33,986 Shares in total for the quarter ended July 31, 2025, compared with 26,497 Shares paid as Sponsor’s fees in the quarter ended July 31, 2024. The NAV per share of $33.08 on June 13, 2025 was the highest during the quarter, compared with a low of $30.66 on May 14, 2025.

The change in net assets from operations for the quarter ended July 31, 2025 was $(4,813,216), resulting from the Sponsor’s fees of $(1,079,987), a net realized gain of $816,815 from gold bullion distributed for redemptions, and a net change in unrealized depreciation on investment in gold bullion of $(4,550,044). In comparison, the change in net assets from operations for the quarter ended July 31, 2024 was $63,741,436, resulting from the Sponsor’s fees of $(606,009), a net realized gain of $133,437 from gold bullion distributed for redemptions, and a net change in unrealized appreciation on investment in gold bullion of $64,214,008.

Other than the Sponsor’s fee, the Trust had no expenses during the quarter ended July 31, 2025 or the quarter ended July 31, 2024.

The Six Months Ended July 31, 2025 Compared to the Six Months Ended July 31, 2024

The Trust’s NAV increased from $1,314,597,389 at January 31, 2025 to $1,763,218,226 at July 31, 2025, a 34.13% increase, compared to a 30.50% increase from $780,184,347 at January 31, 2024 to $1,018,106,177 at July 31, 2024. The increase in the Trust’s NAV in the six months ended July 31, 2025 resulted from an increase in the value of investments in gold bullion and also due to the creation of Shares as compared to the prior period. The number of outstanding Shares increased from 48,664,686 Shares at January 31, 2025 to 55,607,168 Shares at July 31, 2025 due to the redemption of 371,502 Shares offset by the creation of 7,313,984 Shares which include 63,984 Shares created for Sponsor’s fees in the six months ended July 31, 2025, as compared to 39,642 Shares redeemed, offset by 3,450,904 shares created which include 50,904 Shares created for Sponsor’s fees in the six months ended July 31, 2024. The number of outstanding Shares on July 31, 2024 was 43,037,292. Effective July 24, 2020, the Sponsor’s fees are payable at an annualized rate of 0.25% of the Trust’s NAV, accrued on a daily basis computed on the prior Business Day’s NAV and paid monthly in arrears. Due to the daily accrual but monthly payment, the number of Sponsor’s fee Shares issued can vary and possibly decrease, even as the number of Shares outstanding increases slightly.

The Trust’s NAV per Share increased approximately 17.40% during the six months ended July 31, 2025, starting at $27.01 per Share and ending at $31.71 per Share, compared to an increase of 20.16%, from $19.69 to $23.66 during the six months ended July 31, 2024. The Trust’s NAV per share increased slightly less than the price per ounce of gold on a percentage basis due to the Sponsor’s fees, which were 63,984 Shares in total for the six months ended July 31, 2025, compared with 50,904 Shares paid as Sponsor’s fees in the six months ended July 31, 2024. The NAV per share of $33.08 on June 13, 2025 was the highest during the six months ended July 31, 2025, compared with a low of $27.17 on February 3, 2025.

The change in net assets from operations for the six months ended July 31, 2025 was $233,147,494, resulting from the Sponsor’s fees of $(1,973,954), a net realized gain of $4,040,610 from gold bullion distributed for redemptions and a net change in unrealized appreciation on investment in gold bullion of $231,080,838. In comparison, the change in net assets from operations for the six months ended July 31, 2024 was $161,238,405, resulting from the Sponsor’s fees of $(1,122,402), a net realized gain of $196,116 from gold bullion distributed for redemptions and a net change in unrealized appreciation on investment in gold bullion of $162,164,691.

Other than the Sponsor’s fee, the Trust had no expenses during the six months ended July 31, 2025 or the six months ended July 31, 2024.

For the calendar quarter ended July 31 2025, the Marketing Agent earned a fee of $222,448 which was paid by the Sponsor on August 21, 2025; since the initiation of the Marketing Agent’s efforts on behalf of the Trust on October 22, 2015, a total of $2,079,897 in Fees has been paid, representing 1.59% of the maximum fee potentially payable to the Marketing Agent pursuant to the Marketing Agent Agreement. Effective July 24, 2020, the Sponsor and the Marketing Agent amended the fee structure under the Marketing Agent Agreement, however the financial obligations created thereunder remain the obligations of the Sponsor of the Trust, any fees payable thereunder remain payable from the Sponsor’s fee and the cap on the fees payable to the Marketing Agent remains unchanged.

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

The Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s gold as necessary to pay the Trust’s expenses not otherwise assumed by the Sponsor. The Trustee will not sell gold to pay the Sponsor’s fee but will pay the Sponsor’s fee in Shares in lieu of cash. At July 31, 2025 and July 31, 2024, the Trust did not have any cash balances.

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

Under the supervision and with the participation of the principal executive officer and principal financial officer of the Sponsor, the Sponsor conducted an evaluation of the Trust’s disclosure controls and procedures, as defined under Exchange Act Rules 13a-15(e) and 15d-15(e). Based on this evaluation, the principal executive officer and principal financial officer of the Sponsor concluded that, as of July 31, 2025, the Trust’s disclosure controls and procedures were effective.

There have been no changes in the Trust’s or Sponsor’s internal control over financial reporting that occurred during the Trust’s fiscal quarter ended July 31, 2025 that have materially affected, or are reasonably likely to materially affect, the Trust’s or Sponsor’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	None.

(b)	Not applicable.

(c)

Shares Redeemed Per Month in the Quarter ended July 31, 2025	Total Shares Redeemed	Average Ounces of Gold Per Share
Period
05/01/25 to 05/31/25	65,587	0.00963981
06/01/25 to 06/30/25	623	0.00963781
07/01/25 to 07/31/25	-	0.00963572
	66,210

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

Item 6. Exhibits

Exhibits No.	Description
4.1(a)	Depositary Trust Agreement between Merk Investments LLC, as sponsor, and The Bank of New York Mellon, as trustee (incorporated by reference to Exhibit 4.1 filed with Registration Statement No. 333-180868 on April 15, 2014)
4.1(b)	First Amendment To Depositary Trust Agreement, dated as of October 22, 2015, by and between Merk Investments LLC, as sponsor of the Trust, and The Bank of New York Mellon, as trustee of the Trust (incorporated by reference to Exhibit 4.1 filed with Current Report on Form 8-K on October 26, 2015)
4.1(c)	Second Amendment to the Depositary Trust Agreement, dated as of April 28, 2016, by and between Merk Investments LLC, as sponsor of the Trust, and the Bank of New York Mellon, as trustee of the Trust (incorporated by reference to Exhibit 4.1(c) filed with Annual Report on Form 10-K/A on April 29, 2016)
4.1(d)	Third Amendment to the Depository Trust Agreement, dated as of August 20, 2024, by and between Merk Investments LLC, as sponsor of the Trust, and the Bank of New York Mellon, as trustee of the Trust (incorporated by reference to Exhibit 4.1 filed with the Current Report on Form 8-K on August 20, 2024)
31.1	Certification by Principal Executive Officer and Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1#	Certification by Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

#	The information in Exhibit 32 shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or the Exchange Act, or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act (including this report), unless the Company specifically incorporates the foregoing information into those documents by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned in its capacities* thereunto duly authorized.

MERK INVESTMENTS LLC
Sponsor of the VanEck Merk Gold ETF

Date: September 8, 2025	/s/ Axel Merk
Axel Merk
President and Chief Investment Officer
(Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer)

*	The Registrant is a trust and the person is signing in his capacities as officers of Merk Investments LLC, the Sponsor of the Registrant.