Form 10-Q
period 2025-10-31
VanEck Merk Gold ETF
filed 2025-12-08
CIK 1546652

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2025

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

1042 University Ave

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

As of December 5, 2025, the issuer had 59,268,665 shares outstanding.

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

ii

 PART I—FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

VanEck Merk Gold ETF

Statements of Assets and Liabilities

	October 31, 2025	January 31, 2025
	(unaudited)
Assets
Investments in gold bullion (cost $1,235,707,242 and $880,891,128, respectively)	$2,282,329,687	$1,314,597,403
Capital shares receivable	489,161	13,758,562
Total assets	2,282,818,848	1,328,355,965

Liabilities
Gold Bullion payable	-	13,506,499
Sponsor’s fee payable	489,190	252,077
Total liabilities	489,190	13,758,576

Net assets	$2,282,329,658	$1,314,597,389

Net assets consists of:
Paid-in-capital	$1,224,998,741	$878,374,184
Accumulated earnings	1,057,330,917	436,223,205
Net Assets	$2,282,329,658	$1,314,597,389

Shares issued and outstanding (no par value)	59,260,422	48,664,686
Net asset value per share	$38.51	$27.01

See notes to unaudited financial statements.

VanEck Merk Gold ETF

Statements of Operations

	For the Three Months Ended October 31, 2025	For the Three Months Ended October 31, 2024	For the Nine Months Ended October 31, 2025	For the Nine Months Ended October 31, 2024
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Expenses
Sponsor’s fees	$1,280,422	$695,993	$3,254,376	$1,818,395
Total expenses	1,280,422	695,993	3,254,376	1,818,395
Net investment loss	(1,280,422)	(695,993)	(3,254,376)	(1,818,395)

Net realized and unrealized gain (loss)
Net realized gain from gold bullion distributed for redemptions	7,405,308	216,650	11,445,918	412,766
Net change in unrealized appreciation (depreciation) on investment in gold bullion	381,835,332	128,338,192	612,916,170	290,502,883
Net realized and unrealized gain (loss) from operations	389,240,640	128,554,842	624,362,088	290,915,649

Net increase (decrease) in net assets resulting from operations	$387,960,218	$127,858,849	$621,107,712	$289,097,254

See notes to unaudited financial statements.

VanEck Merk Gold ETF

Statements of Changes in Net Assets

	For the Three Months Ended October 31, 2025	For the Three Months Ended October 31, 2024	For the Nine Months Ended October 31, 2025	For the Nine Months Ended October 31, 2024
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Net assets, beginning of period	$1,763,218,226	$1,018,106,177	$1,314,597,389	$780,184,347
Creations	150,064,670	96,432,048	376,464,291	173,977,623
Redemptions	(18,913,456)	(679,586)	(29,839,734)	(1,541,736)
Net investment loss	(1,280,422)	(695,993)	(3,254,376)	(1,818,395)
Net realized gain from gold bullion distributed for redemptions	7,405,308	216,650	11,445,918	412,766
Net change in unrealized appreciation (depreciation) on investment in gold bullion	381,835,332	128,338,192	612,916,170	290,502,883
Net assets, end of period	$2,282,329,658	$1,241,717,488	$2,282,329,658	$1,241,717,488

See notes to unaudited financial statements.

VanEck Merk Gold ETF

Schedules of Investment

October 31, 2025 (unaudited)

	Fine Ounces	Cost	Value	% of Net Assets
Gold bullion	570,608	$1,235,707,242	$2,282,329,687	100.00%
Total investments	570,608	$1,235,707,242	$2,282,329,687	100.00%
Liabilities in excess of other assets			(29)	(0.00	)%(a)
Net assets			$2,282,329,658	100.00%

January 31, 2025

	Fine Ounces	Cost	Value	% of Net Assets
Gold bullion	469,450	$880,891,128	$1,314,597,403	100.00%
Total investments	469,450	$880,891,128	$1,314,597,403	100.00%
Liabilities in excess of other assets			(14)	(0.00	)%(a)
Net assets			$1,314,597,389	100.00%

(a)	Amount is less than 0.005%

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

VanEck Merk Gold ETF

Notes to Unaudited Financial Statements

(continued)

The following table summarizes the inputs used as of October 31, 2025 in determining the Trust’s investments at fair value for purposes of ASC 820:

	Level 1	Level 2	Level 3
Investment in gold	$2,282,329,687	$—	$—
Total	$2,282,329,687	$—	$—

The following table summarizes the inputs used as of January 31, 2025 in determining the Trust’s investments at fair value for purposes of ASC 820:

	Level 1	Level 2	Level 3
Investment in gold	$1,314,597,403	$—	$—
Total	$1,314,597,403	$—	$—

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

Changes in the shares for the nine-month period ended October 31, 2025 are as follows:

	Shares	Amount
Shares, beginning of period at February 1, 2025	48,664,686	$878,374,184
Shares issued	11,549,218	376,464,291
Shares redeemed	(953,482)	(29,839,734)
Shares, end of period at October 31, 2025	59,260,422	$1,224,998,741

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

The Sponsor has evaluated whether or not there are uncertain tax positions that require financial statement recognition and has determined that no reserves for uncertain tax positions are required as of October 31, 2025.

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

3. INVESTMENT IN GOLD

The following represents the changes in Ounces of gold and the respective fair value at October 31, 2025:

	Ounces	Fair Value
Beginning balance as of February 1, 2025	469,450	$1,314,597,403
Gold bullion contributed	110,347	373,209,917
Gold bullion distributed	(9,189)	(29,839,721)
Realized gain (loss) from gold distributed from in-kind	-	11,445,918
Change in unrealized appreciation (depreciation)	-	612,916,170
Ending balance as of October 31, 2025	570,608	$2,282,329,687

The following represents the changes in Ounces of gold and the respective fair value at January 31, 2025:

	Ounces	Fair Value
Beginning balance as of February 1, 2024	383,204	$780,184,353
Gold bullion contributed	89,807	227,982,044
Gold bullion distributed	(3,561)	(9,295,825)
Realized gain (loss) from gold distributed from in-kind	-	2,788,531
Change in unrealized appreciation (depreciation)	-	312,938,300
Ending balance as of January 31, 2025	469,450	$1,314,597,403

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

5. FINANCIAL HIGHLIGHTS

The following table presents per share performance data and other supplemental financial data for the three and nine months ended October 31, 2025 and 2024. This information has been derived from information presented in the financial statements.

Financial Highlights

Per Share Performance (for a share outstanding throughout each period)

	For the Three Months Ended October 31, 2025	For the Three Months Ended October 31, 2024	For the Nine Months Ended October 31, 2025	For the Nine Months Ended October 31, 2024
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Net asset value per share, beginning of period	$31.71	$23.66	$27.01	$19.69
Net investment loss(a)	(0.02)	(0.02)	(0.06)	(0.04)
Net realized and unrealized gain (loss) on investment in gold bullion	6.82	2.87	11.56	6.86
Net change in net assets from operations	6.80	2.85	11.50	6.82
Net asset value per share, end of period	$38.51	$26.51	$38.51	$26.51

Total return, at net asset value(b)	21.44%	12.05%	42.58%	34.64%

Ratio to average net assets(c)
Net investment loss	(0.25)%	(0.25)%	(0.25)%	(0.25)%
Net expenses	0.25%	0.25%	0.25%	0.25%

(a)	Calculated using average shares outstanding
(b)	Not annualized
(c)	Annualized

VanEck Merk Gold ETF

Notes to Unaudited Financial Statements

(continued)

6. COMMITMENTS AND CONCENTRATION OF RISK

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

7. INDEMNIFICATION

Under the Trust’s organizational documents, each of the Trustee (and its directors, employees and agents) and the Sponsor (and its members, managers, directors, officers, employees, affiliates) is indemnified against any loss, liability, cost or expense it incurs without gross negligence, bad faith or willful misconduct on its part and without reckless disregard on its part of its obligations and duties under the Trust’s organizational documents. The Trust’s maximum exposure under these arrangements is unknown as this would involve future claims that may be made against the Trust that have not yet occurred. However, based on industry experience, management believes the risk of loss is remote.

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

The Three Months Ended October 31, 2025 Compared to the Three Months Ended October 31, 2024

The Trust’s NAV increased from $1,763,218,226 at July 31, 2025 to $2,282,329,658 at October 31, 2025, a 29.44% increase, compared to a 21.96% increase from $1,018,106,177 at July 31, 2024 to $1,241,717,488 at October 31, 2024. The increase in the Trust’s NAV in the quarter ended October 31, 2025 resulted from an increase in the value of investments in gold bullion as compared to the prior period. The number of outstanding Shares increased from 55,607,168 Shares at July 31, 2025 to 59,260,422 Shares at October 31, 2025 due to the creation of Shares by Authorized Participants and the creation of 35,234 Shares in the quarter for Sponsor’s fees, as compared to 27,459 Shares for such purpose in the quarter ended October 31, 2024. The number of outstanding Shares on October 31, 2024 was 46,838,224. The Sponsor’s fees are payable at an annualized rate of 0.25% of the Trust’s NAV, accrued on a daily basis computed on the prior Business Day’s NAV and paid monthly in arrears. Due to the daily accrual but monthly payment, the number of Sponsor’s fee Shares issued can vary and possibly decrease, even as the number of Shares outstanding increases slightly.

The Trust’s NAV per Share increased 21.44% during the quarter ended October 31, 2025, starting at $31.71 per Share and ending at $38.51 per Share, compared to an increase of 12.05%, from $23.66 to $26.51 during the quarter ended October 31, 2024. The Trust’s NAV per share increased slightly less than the price per ounce of gold on a percentage basis due to the Sponsor’s fees, which were 35,234 Shares in total for the quarter ended October 31, 2025, compared with 27,459 Shares paid as Sponsor’s fees in the quarter ended October 31, 2024. The NAV per share of $42.16 on October 20, 2025 was the highest during the quarter, compared with a low of $31.94 on August 19, 2025.

The change in net assets from operations for the quarter ended October 31, 2025 was $387,960,218, resulting from the Sponsor’s fees of $(1,280,422), a net realized gain from gold bullion distributed for redemptions of $7,405,308 and a net change in unrealized appreciation on investment in gold bullion of $381,835,332. In comparison, the change in net assets from operations for the quarter ended October 31, 2024 was $127,858,849, resulting from the Sponsor’s fees of $(695,993), a net realized gain from gold bullion distributed for redemptions of $216,650, and a net change in unrealized appreciation on investment in gold bullion of $128,338,192.

Other than the Sponsor’s fee, the Trust had no expenses during the quarter ended October 31, 2025 or the quarter ended October 31, 2024.

The Nine Months Ended October 31, 2025 Compared to the Nine Months Ended October 31, 2024

The Trust’s NAV increased from $1,314,597,389 at January 31, 2025 to $2,282,329,658 at October 31, 2025, a 73.61% increase, compared to a 59.16% increase from $780,184,347 at January 31, 2024 to $1,241,717,488 at October 31, 2024. The increase in the Trust’s NAV in the nine months ended October 31, 2025 resulted from an increase in the value of investments in gold bullion as compared to the prior period. The number of outstanding Shares increased from 48,664,686 Shares at January 31, 2025 to 59,260,422 Shares at October 31, 2025 due to the creation of Shares by Authorized Participants, and the creation of 99,218 Shares for Sponsor’s fees, as compared to 78,363 Shares for such purpose in the nine months ended October 31, 2024. The number of outstanding Shares at October 31, 2024 was 46,838,224. The Sponsor’s fees are payable at an annualized rate of 0.25% of the Trust’s NAV, accrued on a daily basis computed on the prior Business Day’s NAV and paid monthly in arrears. Due to the daily accrual but monthly payment, the number of Sponsor’s fee Shares issued can vary and possibly decrease, even as the number of Shares outstanding increases slightly.

The Trust’s NAV per Share increased 42.58% during the nine months ended October 31, 2025, starting at $27.01 per Share and ending at $38.51 per Share, compared to an increase of 34.64%, from $19.69 to $26.51 during the nine months ended October 31, 2024. The Trust’s NAV per share increased slightly less than the price per ounce of gold on a percentage basis due to the Sponsor’s fees, which were 99,218 Shares in total for the nine months ended October 31, 2025, compared with 78,363 Shares paid as Sponsor’s fees in the nine months ended October 31, 2024. The NAV per share of $42.16 on October 20, 2025 was the highest during the nine months ended October 31, 2025, compared with a low of $27.17 on February 3, 2025.

The change in net assets from operations for the nine months ended October 31, 2025 was $621,107,712, resulting from the Sponsor’s fees of $(3,254,376), a net realized gain from gold bullion distributed for redemptions of $11,445,918 and a net change in unrealized appreciation on investment in gold bullion of $612,916,170. In comparison, the change in net assets from operations for the nine months ended October 31, 2024 was $289,097,254, resulting from the Sponsor’s fees of $(1,818,395), a net realized gain from gold bullion distributed for redemptions of $412,766 and a net change in unrealized appreciation on investment in gold bullion of $290,502,883.

Other than the Sponsor’s fee, the Trust had no expenses during the nine months ended October 31, 2025 or the nine months ended October 31, 2024.

For the calendar quarter ended October 31, 2025, the Marketing Agent earned a fee of $391,454 which was paid by the Sponsor on November 25, 2025; since the initiation of the Marketing Agent’s efforts on behalf of the Trust on October 22, 2015, a total of $2,471,351 in Fees has been paid, representing 1.69% of the maximum fee potentially payable to the Marketing Agent pursuant to the Marketing Agent Agreement. Effective July 24, 2020, the Sponsor and the Marketing Agent amended the fee structure under the Marketing Agent Agreement, however the financial obligations created thereunder remain the obligations of the Sponsor of the Trust, any fees payable thereunder remain payable from the Sponsor’s fee and the cap on the fees payable to the Marketing Agent remains unchanged.

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

The Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s gold as necessary to pay the Trust’s expenses not otherwise assumed by the Sponsor. The Trustee will not sell gold to pay the Sponsor’s fee but will pay the Sponsor’s fee in Shares in lieu of cash. At October 31, 2025 and October 31, 2024, the Trust did not have any cash balances.

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

Under the supervision and with the participation of the principal executive officer and principal financial officer of the Sponsor, the Sponsor conducted an evaluation of the Trust’s disclosure controls and procedures, as defined under Exchange Act Rules 13a-15(e) and 15d-15(e). Based on this evaluation, the principal executive officer and principal financial officer of the Sponsor concluded that, as of October 31, 2025, the Trust’s disclosure controls and procedures were effective.

There have been no changes in the Trust’s or Sponsor’s internal control over financial reporting that occurred during the Trust’s fiscal quarter ended October 31, 2025 that have materially affected, or are reasonably likely to materially affect, the Trust’s or Sponsor’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	None.

(b)	Not applicable.

(c)

Shares Redeemed Per Month in the Quarter ended October 31, 2025	Total Shares Redeemed	Average Ounces of Gold Per Share
Period
08/01/25 to 08/31/25	570,032	0.00963369
09/01/25 to 09/30/25	1,039	0.00963174
10/01/25 to 10/31/25	10,909	0.00962981
	581,980

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

(a)	Not applicable.

(b)	Not applicable. The Trust does not have any directors, officers or employees.

(c)	During the period covered by this Quarterly Report, none of the individuals responsible for overseeing the business and operations of the Trust adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as such terms are defined in Item 408 of Regulation S-K under the Securities Act of 1933, as amended).

Item 6. Exhibits

Exhibits No.	Description
4.1(a)	Depositary Trust Agreement between Merk Investments LLC, as sponsor, and The Bank of New York Mellon, as trustee (incorporated by reference to Exhibit 4.1 filed with Registration Statement No. 333-180868 on April 15, 2014)
4.1(b)	First Amendment To Depositary Trust Agreement, dated as of October 22, 2015, by and between Merk Investments LLC, as sponsor of the Trust, and The Bank of New York Mellon, as trustee of the Trust (incorporated by reference to Exhibit 4.1 filed with Current Report on Form 8-K on October 26, 2015)
4.1(c)	Second Amendment to the Depositary Trust Agreement, dated as of April 28, 2016, by and between Merk Investments LLC, as sponsor of the Trust, and the Bank of New York Mellon, as trustee of the Trust (incorporated by reference to Exhibit 4.1(c) filed with Annual Report on Form 10-K/A on April 29, 2016)
4.1(d)	Third Amendment to the Depository Trust Agreement, dated as of August 20, 2024, by and between Merk Investments LLC, as sponsor of the Trust and the Bank of New York Mellon, as trustee of the Trust (incorporated by reference to Exhibit 4.1 filed with the Current Report on Form 8-K on August 20, 2024).
31.1	Certification by Principal Executive Officer and Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1#	Certification by Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

#	The information in Exhibit 32 shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or the Exchange Act, or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act (including this report), unless the Company specifically incorporates the foregoing information into those documents by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned in its capacities* thereunto duly authorized.

MERK INVESTMENTS LLC
Sponsor of the VanEck Merk Gold ETF

Date: December 8, 2025	/s/ Axel Merk
Axel Merk
President and Chief Investment Officer
(Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer)

*	The Registrant is a trust and the person is signing in his capacities as officers of Merk Investments LLC, the Sponsor of the Registrant.