Form 10-K
period 2026-01-31
VanEck Merk Gold ETF
filed 2026-03-27
CIK 1546652

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2026

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

As of July 31, 2025, the aggregate market value of the VanEck Merk Gold Shares held by non-affiliates of the registrant was approximately $1,752,291,265.90

As of March 25, 2026, there were 63,171,210 VanEck Merk Gold Shares outstanding.

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

The redeemable per share value of the Shares increased from $27.01 at January 31, 2025 to $46.56 at January 31, 2026, the Trust’s fiscal year end. Outstanding Shares in the Trust increased from 48,664,686 Shares at January 31, 2025 to 62,358,853 Shares outstanding at January 31, 2026.

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

Jewelry demand

Jewelry demand has historically accounted for the largest component of total gold demand. At the end of 2025, the estimated total existing above-ground stock of gold amounted to 7.1 billion Ounces1, and 44% of the estimated total has been used in jewelry.

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

Gold jewelry demand on average has been around 69.2 million Ounces per year from the period of 2010 to 2025. Total annual jewelry demand amounted to 52.7 million Ounces in 2025. The largest decline was in 2020, down 38.4% or 21.9 million Ounces. Gold jewelry demand, as a proportion of total gold demand was 60.4% in 2013 before falling to 43.8% in 2024. In 2025, gold jewelry demand, as a proportion of total demand, decreased to 33.2% from 43.8% in 2024.

Industrial and medical demand

In addition to its application in jewelry, gold has been widely used in manufacturing and medical treatment. In 2025, 6.5% of gold demand came from industrial fabrication. From the period of 2010 to 2025, over 70% of industrial demand has been derived from electronic component manufacturing, in large part due to gold’s high electronic conductivity and natural resistance to corrosion. Gold is also used for industrial decoration, such as gold plating and coating.

Gold is primarily used for industrial purposes in developed countries, while in developing nations, it is mainly used for jewelry. Demand for gold in electronics manufacturing fell sharply in 2009, dropping 11.7% from 2008 due to weak economic conditions, but rebounded by 17.3% in 2010. From 2010 to 2016, electronics-related gold demand declined annually before fluctuating in the following years: 8.7 million Ounces in 2017, 8.8 million in 2018, 8.6 million in 2019, 8.2 million in 2020, 9.0 million in 2021, 8.3 million in 2022, 8.0 million in 2023, rising again to 8.7 million Ounces in 2024, and 87 million in 2025.

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

Investment demand

As of 2026, around 2.9 billion Ounces of above-ground gold was held as an investment or store of value, accounting for 40.8% of the estimated total, under half of which was held by the official sector. In 2026, the official stock purchased by the official sector was 29.3 million Ounces.

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

Over the past decade, there has been a steady rise in the number of investors worldwide holding gold. A large part of this trend has been the advent and proliferation of gold-tracking exchange-traded funds, which allow investors greater access to investments in gold. In 2025, ETF investment demand was 16.2% of the total annual gold demand, as compared to -0.1% in 2024.

Sources of gold supply

Sources of gold supply include mine production, secondary supply from recycled gold and official sector sales.

Mine production

The largest portion of gold supply comes from mine production, including gold produced both from primary deposits and from secondary deposits where the gold is mined as a by-product. All the recorded gold ever mined in human history amounts to approximately 7.1 billion Ounces, or 219,891 metric tons. To put this in perspective, if every single ounce of this gold were placed next to each other, the resulting cube of pure gold would only measure around 22 meters on each side, says World Gold Council.

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

Over recent years, gold has been increasingly mined in developing countries; China is currently the world’s largest gold producing country. Other notable gold producing countries include Australia, Russia and South Africa. In 2025, global mine production amounted to 118 million Ounces, which was 0.7 million Ounces more than the year prior.

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

Recycled gold supply is highly affected by gold prices and economic conditions. Supplies reached elevated levels during the 1997–1998 Asian financial crisis and hit a record of 53.7 million Ounces in 2010, spurred by the global financial crisis and rising gold prices. Since then, the total amount of scrap gold has decreased to 45.1 million Ounces in 2025.

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

Official sector sales

Approximately 17.6%2 of total above-ground gold stock is held by the official sector, a proportion that had declined over recent years before the global financial crisis. During 1989–2007, official sector sales outstripped annual purchases, meaning the official sector became a net seller of gold to the private sector.

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

Since the onset of the financial crisis, the official sector reversed its role as a net seller over the previous nineteen years. From 2008 to 2013, the official sector was a net purchaser of 60.0 million Ounces of gold. Central banks of major developing economies, including the People’s Bank of China, the Reserve Bank of India and the Russian central bank, have substantially increased gold reserves. In September 2009, the IMF Executive Board approved the sale of 13.0 million Ounces, approximately one-eighth of the Fund’s total holdings of gold, to help boost its lending resources. The IMF completed the gold sales program in December 2010. In 2025, Kazakhstan increased their gold reserves by 1.8 million Ounces and Turkey increased their gold reserves by 0.8 million Ounces, in 2025.

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

The COMEX is the largest gold futures and options exchange. In 2025, total gold futures and options contract volume amounted to 64.6 million and 17.4 million contracts, respectively3.

[3]	Source: CME Group (Dec. 2025)

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

Historical movements in the gold price

The following chart illustrates the historical movements in the price of gold for the period January 1970 to January 2026, measured in U.S. dollar per Ounce.

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

In 2025, gold started off at the year at $2,624.50 per Ounce. The metal reached a high of $4,533.21 per Ounce on December 26, 2025. The low for 2025 was $2,636.47 on January 6, 2025, and ended the year at $4,319.37 per Ounce.

Volatility

Annualized Standard Deviation

	S&P 500	Spot Gold	Spot Silver
1991–1995	10.1%	9.8%	23.2%
1996–2000	16.0%	13.0%	22.4%
2001–2005	14.9%	13.5%	24.1%
2006–2010	17.8%	19.5%	34.5%
2011–2015	11.7%	18.4%	35.5%
2016–2020	15.2%	13.8%	30.0%
2021–2025	15.1%	14.4%	27.9%

Source: Bloomberg, Merk Investments LLC

Gold price volatility was 9.8% during 1991–1995 and rose to 13.0% for the period of 1996–2000, 13.5% for 2001–2005 and 19.5% for 2006–2010. Gold price volatility declined to 18.4% during the 2011–2015 period. In 2016-2020, gold price volatility came down further to 13.8%. In 2021-2025, 14.4%. The price of gold has historically been less volatile than other commodities such as silver. This lower volatility may reflect gold’s role as a financial asset and the much broader liquid financial market that gold has compared to other commodities.

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

The Sponsor’s Fee for the year ended January 31, 2026, was $4,831,111.

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

The Sponsor

The Sponsor, Merk Investments LLC, is a Delaware limited liability company. The Sponsor’s office is located at 1150 Chestnut St. Menlo Park, CA 94025. The Sponsor has provided investment advisory services to mutual funds since 2005. As of December 31, 2025, the Sponsor had approximately $3,712.2 million of assets under management. The Sponsor’s role is discussed below, and it has undertaken the responsibilities set forth below.

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

During the fiscal year that ended January 31, 2026, Inspectorate International Limited, a leading commodity inspection and testing company, conducted a physical gold audit of the Trust on October 16, 2025. Due to unavailability of time slots at the vault, Inspectorate was unable to perform a physical inspection of the Trust’s gold on January 31, 2026. Inspectorate was able to conduct a physical gold audit of the Trust on February 6, 2026.

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

Maximum 28% Long-Term Capital Gains Tax Rate for U.S. Investors Who Are Individuals

Gains recognized by an individual, estate or trust (each referred to below as an “individual” unless the context requires otherwise) from the sale of “collectibles,” which term includes gold, held for more than one year are subject to federal income tax at a maximum rate of 28% rather than the lower maximum rates applicable to most other long-term capital gains individuals recognize (a maximum of 15% for a single individual with taxable income not exceeding $545,500 ($613,700 for married individuals filing jointly) and 20% for individuals with taxable income exceeding those respective amounts, which apply for 2026 and will be adjusted for inflation annually thereafter). For these purposes, gain an individual recognizes on the sale of an interest in a “grantor trust” that holds collectibles (such as the Trust) is treated as gain recognized on the sale of the collectibles, to the extent the gain is attributable to unrealized appreciation in value of the collectibles. Therefore, any gain recognized by an individual U.S. Investor attributable to a sale or exchange of Shares held for more than one year, or attributable to the Trust’s sale of any gold that the investor is treated (through his, her or its ownership of Shares) as having held for more than one year, generally will be subject to federal income tax at a maximum rate of 28%. The tax rates for capital gains recognized on the sale of assets held by an individual U.S. Investor for one year or less, or by a taxpayer other than an individual, are generally the same as those at which ordinary income is taxed.

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

Investors will be required to recognize the full amount of gain or loss on a sale of gold by the Trust (as discussed above), even though some or all of the sale proceeds are used by the Trustee to pay Trust expenses. An investor may deduct its respective pro rata share of each expense incurred by the Trust to the same extent as if it directly incurred the expense. Investors who are individuals, however, may be required to treat some or all of the expenses of the Trust as miscellaneous itemized deductions, which are not deductible.

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

The Trust invests only in gold. As a result, the Trust’s holding are not diversified. Accordingly, the Trust’s NAV will in all likelihood be more volatile than another investment vehicle with a more broadly diversified portfolio and may fluctuate substantially over time. The price of gold can be volatile. Fluctuations in the price of gold are expected to have a direct impact on the value of the Shares.

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

The Trust as well as the Sponsor and its service providers are vulnerable to the effects of geopolitical events, including the ongoing and escalating conflicts in the Middle East, the continuation of the war in Ukraine, and changes in international trade policy.

Geopolitical events, including the ongoing and escalating conflicts in the Middle East, the continuation of the war in Ukraine and other global hostilities could disrupt and potentially impact the business activities of the Sponsor and its service providers and have an adverse effect on the Trust.

On October 7, 2023, militants from Gaza launched a large-scale attack on Israeli towns, resulting in the deaths of civilians and soldiers and the taking of hostages. In response, Israel declared war on Hamas and initiated military operations targeting Hamas and other militant groups in Gaza. The continuing conflict has led to broader regional instability, military escalation, and the responses of global political actors-including sanctions, diplomatic interventions, and military posturing-which has increased volatility in financial markets and may continue to do so. These developments could adversely affect regional and global economic conditions and contribute to fluctuations in the price of gold and, consequently, the price of the Shares. Additional risks include disruptions to global shipping routes, energy markets, and the broader commodities supply chain, all of which could impact the gold market.

Similarly, the war in Ukraine, which began with Russia’s invasion in February 2022, continues to pose geopolitical and economic risks. In response to the invasion, the London Bullion Market Association (LBMA) suspended the accreditation of six Russian precious metals refiners on March 7, 2022, although bars produced prior to that date remain accepted as good delivery. Further, the United States, United Kingdom, and European Union have imposed restrictions on the import, purchase, and transfer of Russian-origin gold. These measures include:

●	U.S. regulations prohibiting the import of Russian-origin gold as of June 28, 2022;

●	U.K. regulations banning the import, acquisition, and delivery of Russian-origin gold after July 21, 2022; and

●	E.U. regulations prohibiting the import, purchase, or transfer of Russian-origin gold exported after July 22, 2022.

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

In addition to the risks posed by armed conflict and sanctions, changes in international trade policy, including the imposition of tariffs or other trade barriers, could impact the price of gold and the value of the Shares. The price of gold is subject to fluctuations due to a variety of geopolitical and macroeconomic factors, including changes in trade policy. The imposition of tariffs or other trade barriers by major gold-importing or -exporting countries may disrupt global supply chains, reduce cross-border demand, or increase the cost of gold production. In addition, trade disputes and related policy uncertainty may contribute to increased market volatility, which could affect investor sentiment and the market price of gold. Trade tensions and related policy uncertainty may also lead to currency fluctuations, particularly in the U.S. dollar, which could impact the price of gold as it is typically denominated in U.S. dollars. These developments may positively or negatively impact the price of gold and the value of the Shares.

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

(b)

Not applicable.

(c)

Although the Trust does not purchase Shares directly from its investors in connection with Delivery Applications or the redemption of Baskets, the Trust redeemed Shares as follows during the year ended January 31, 2026:

Period	Total Shares Redeemed	Average Ounces of Gold Per Share
First Quarter	305,292	0.00964364
Second Quarter	66,210	0.00963775
Third Quarter	581,980	0.00963169
Fourth Quarter	38,357	0.00962581
Total	991,839

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

NAV per Share vs. 1/100th Gold Fix from the Date of Inception to January 31, 2026.

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

	Ounces	Fair Value
Beginning balance as of February 1, 2025	469,450	$1,314,597,403
Gold bullion contributed	140,180	$522,477,839
Gold bullion distributed	(9,558)	$(31,484,544)
Realized gain from gold distributed from in-kind	-	$12,284,110
Change in unrealized appreciation (depreciation)	-	$1,085,411,124
Ending balance as of January 31, 2026	600,072	$2,903,285,932

Under the Custody Agreement, the Trustee, the Sponsor and the Sponsor’s auditors and inspectors may visit the premises of the Custodian for the purpose of examining the Trust’s gold and certain related records maintained by the Custodian.

The Sponsor exercised its right to visit the Custodian’s premises and inspect the Trust’s gold and related records most recently on July 3, 2024.

During the fiscal year that ended January 31, 2026, Inspectorate International Limited, a leading commodity inspection and testing company, conducted a physical gold audit of the Trust on October 16, 2025. Due to unavailability of time slots at the vault, Inspectorate was unable to perform a physical inspection of the Trust’s gold on January 31, 2026. Inspectorate was able to conduct a physical gold audit of the Trust on February 6, 2026.

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

Due to the fact that the aforementioned creation and redemption procedures are addressed in the Authorized Participant Agreements by among the Authorized Participants, the Trustee and the Sponsor, the Trustee and the Sponsor exercised their rights to amend each such agreement to address the new T+1 settlement cycle and executed Second Amendments to each of the Authorized Participant Agreements, effective as of May 28, 2024, and provided timely notice of such amendment to the Authorized Participants. Except for the foregoing amendments, the Authorized Participant Agreements remain in full force and effect on their existing terms.

Review of Financial Results

The NAV of the Trust is obtained by subtracting the Trust’s expenses and liabilities on any day from the value of the gold owned by the Trust on that day; the NAV per Share is obtained by dividing the NAV of the Trust on a given day by the number of Shares outstanding on that day.

Comparison of the Fiscal Years Ended January 31, 2026 and 2025

The Trust’s NAV increased from $1,314,597,389 on January 31, 2025 to $2,903,285,926 on January 31, 2026, a 120.85% increase for the fiscal year. The increase in the Trust’s NAV resulted primarily from the appreciation of gold. There was also an increase in the number of Shares issued during the period, which rose from 48,664,686 Shares issued and outstanding on January 31, 2025 to 62,358,853 Shares issued and outstanding on January 31, 2026.

NAV per Share increased 72.38% from $27.01 on January 31, 2025 to $46.56 on January 31, 2026. The Trust’s NAV per Share increased slightly less than the price per Ounce of gold on a percentage basis due to the Sponsor’s Fee, which was $4,831,111 for the year, or 0.17% of the Trust’s net assets on an annualized basis.

The NAV per Share of $51.93 on January 29, 2026 was the highest during the year, compared with a low of $27.17 on February 3, 2025.

Net increase in net assets resulting from operations for the year ended January 31, 2026 was $1,092,864,123, resulting from a net realized gain of $12,284,110 from gold bullion distributed for redemptions and an increase in unrealized appreciation on gold of $1,085,411,124 offset by the Sponsor’s Fee of $4,831,111. Other than the Sponsor’s Fee, the Trust had no expenses during the year ended January 31, 2026.

For the calendar year ended December 31, 2024, the Marketing Agent earned a fee of $630,549. For the calendar year ended December 31, 2025, the Marketing Agent earned a fee of $1,353,338. The total fees earned by the Marketing Agent since the initiation of the Marketing Agent’s efforts through December 31, 2025 are $3,020,215, which at that time represented 2.01% of the Maximum Fee potentially payable to the Marketing Agent pursuant to the Marketing Agent Agreement.

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

Liquidity

The Trust is not aware of any trends, demands, conditions or events that are reasonably likely to result in material changes to its liquidity needs. In exchange for the Sponsor’s Fee, the Sponsor has agreed to assume most of the expenses incurred by the Trust. As a result, the only expense of the Trust during the period covered by this Report was the Sponsor’s Fee. The Trustee will not sell gold to pay the Sponsor’s Fee but will pay the Sponsor’s Fee through Share creation. At January 31, 2026, the Trust did not have any cash balances.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 8. Financial Statements

The audited financial statements required by Regulation S-X, with the report of the Trust’s independent registered public accounting firm, appear on pages F-1 to F-14 of this Report and are incorporated in this Item 8 by reference to such information.

VanEck Merk Gold ETF

Quarterly Statements of Operations

For the year ended January 31, 2026

	(unaudited)
	Three Months ended April 30, 2025	Three Months ended July 31, 2025	Three Months ended October 31, 2025	Three Months ended January 31, 2026	Year ended January 31, 2026
EXPENSES
Sponsor’s fees	$893,967	$1,079,987	$1,280,422	$1,576,735	$4,831,111
Total expenses	893,967	1,079,987	1,280,422	1,576,735	4,831,111

Net Investment loss	(893,967)	(1,079,987)	(1,280,422)	(1,576,735)	(4,831,111)

Net Realized and Unrealized Gain (Loss)
Net realized gain (loss) from gold bullion distributed for redemptions	3,223,795	816,815	7,405,308	838,192	12,284,110
Net change in unrealized appreciation (depreciation) on investment in gold bullion	235,630,882	(4,550,044)	381,835,332	472,494,954	1,085,411,124
Net realized and unrealized gain (loss) from operations	238,854,677	(3,733,229)	389,240,640	473,333,146	1,097,695,234

Net Increase (Decrease) in Net Assets resulting from operations	$237,960,710	$(4,813,216)	$387,960,218	$471,756,411	$1,092,864,123

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There have been no changes in accountants and no disagreements with accountants during the year ended January 31, 2026.

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

Under the supervision and with the participation of the principal executive officer and principal financial officer of the Sponsor, the Sponsor conducted an evaluation of the Trust’s disclosure controls and procedures, as defined under Exchange Act Rule 13a-15(e), as of January 31, 2026. Based on this evaluation, the principal executive officer and principal financial officer of the Sponsor concluded that the Trust’s disclosure controls and procedures were effective as of January 31, 2026.

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

The Principal Executive Officer of the Sponsor assessed the effectiveness of the Trust’s internal control over financial reporting as of January 31, 2026. In making this assessment, he used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). His assessment included an evaluation of the design of the Trust’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Based on his assessment and those criteria, the Principal Executive Officer of the Sponsor concluded that the Trust maintained effective internal control over financial reporting as of January 31, 2026.

Cohen & Company, Ltd., the independent registered public accounting firm that audited and reported on the financial statements as of and for the year ended January 31, 2026 included in this Form 10-K, as stated in their report which is included herein, and issued an attestation report on the effectiveness of the Trust’s internal control over financial reporting as of January 31, 2026.

March 27, 2026

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

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The Trust has no directors or executive officers. The biography of the President and Chief Investment Officer of the Sponsor is set out below:

Axel Merk, President and Chief Investment Officer

Mr. Merk is the founder of the Sponsor and has served as President, Chief Investment Officer and Manager of the Sponsor since its inception in December 2000. Mr. Merk oversees and directs the Sponsor’s business and operations, including its fulfillment of its obligations to the Trust. Mr. Merk founded Merk Investments AG in 1994, and served as Chief Investment Officer from 1994 to 2001, during which time he provided investment advisory services. In October 2001, Merk Investments AG transferred its advisory functions to the Sponsor, where Mr. Merk continues to provide advisory services and, since 2005, manages a family of currency mutual funds. Mr. Merk earned a B.A. in Economics (magna cum laude) and a M. Sc. in Computer Science from Brown University in 1991 and 1992, respectively. Mr. Merk is 56 years old.

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

Securities Ownership of Certain Beneficial Owners and Management

Not applicable.

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

Item 14. Principal Accounting Fees and Services.

Fees for services performed by Cohen & Company, Ltd., as paid by the Sponsor from the Sponsor’s Fee, for the years ending January 31, 2026 and January 31, 2025:

	2026	2025
Audit fees	$64,000	$64,000
Audit-related fees	—	—
Total	$64,000	$64,000

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)(1) Financial Statements

See Index to Financial Statements on Page F-1 for a list of the financial statements being filed herein.

(a)(2) Financial Statement Schedules

Schedules have been omitted since they are either not required, not applicable, or the information has otherwise been included.

(a)(3) Exhibits

Exhibit No.	Exhibit Description
4.1(a)	Form of Depositary Trust Agreement between Merk Investments LLC, as sponsor, and The Bank of New York Mellon, as trustee (incorporated by reference to Exhibit 4.1 filed with Registration Statement No. 333-180868 on April 15, 2014)
4.1(b)	First Amendment To Depositary Trust Agreement, dated as of October 22, 2015, by and between Merk Investments LLC, as sponsor of the Trust, and The Bank of New York Mellon, as trustee of the Trust (incorporated by reference to Exhibit 4.1 filed with Current Report on Form 8-K on October 26, 2015)
4.1(c)	Second Amendment to the Depositary Trust Agreement, dated as of April 28, 2016, by and between Merk Investments LLC, as sponsor of the Trust, and The Bank of New York Mellon, as trustee of the Trust (incorporated by reference to Exhibit 4.1(c) filed with Annual Report on Form 10-K/A on April 29, 2016)
4.1(d)	Third Amendment to the Depository Trust Agreement, dated as of August 20, 2024, by and between Merk Investments LLC, as sponsor of the Trust and the Bank of New York Mellon, as trustee of the Trust (incorporated by reference to Exhibit 4.1 filed with the Current Report on Form 8-K on August 20, 2024).
4.2	Form of Authorized Participant Agreement (incorporated by reference to Exhibit 4.2 filed with Registration Statement No. 333-180868 on March 20, 2014)
4.3	Form of Certificate of Shares of the Trust (included as Exhibit A to the Depositary Trust Agreement)
4.4	Form of First Amendment to Authorized Participant Agreement, dated as of August 8, 2017, adopted by Merk Investments LLC, as sponsor of the Trust, and The Bank of New York Mellon, as trustee of the Trust (incorporated by reference to Exhibit 4.2 filed with Quarterly Report on Form 10-Q for the quarter ended July 31, 2017 on September 6, 2017)
4.5	Description of the Registrant’s Securities Registered Under Section 12 of the Securities Exchange Act of 1934
10.1	Allocated Account Agreement between JPMorgan Chase Bank, N.A., as custodian, and The Bank of New York Mellon, solely in its capacity as trustee of the Merk Gold Trust, dated May 6, 2014 (incorporated by reference to Exhibit 10.1 filed with Registration Statement No. 333-180868 on May 7, 2014)
10.2	Unallocated Account Agreement between JPMorgan Chase Bank, N.A., as custodian, and The Bank of New York Mellon, solely in its capacity as trustee of the Merk Gold Trust, dated May 6, 2014 (incorporated by reference to Exhibit 10.2 filed with Registration Statement No. 333-180868 on May 7, 2014)
10.3	Transaction and Shipping Agreement by and between Merk Investments LLC, as sponsor of the Merk Gold Trust, and Coins ‘N Things Inc., dated May 2, 2014 (incorporated by reference to Exhibit 10.4 filed with Registration Statement No. 333-180868 on May 7, 2014)
10.4	Marketing Agent Agreement between Merk Investments LLC, as sponsor of the Trust, and Van Eck Securities Corporation, dated October 22, 2015 (incorporated by reference to Exhibit 10.1 filed with Current Report on Form 8-K on October 26, 2015)
10.4.1	Amendment to Marketing Agent Agreement, dated as of July 24, 2020, by and between Merk Investments LLC and Van Eck Securities Corporation (incorporated by reference to Exhibit 10.4.1 filed with Quarterly Report on Form 10-Q for the quarter ending July 31, 2020 on September 4, 2020)
19.1*	Sponsor’s Insider Trading Policy
23.1*	Consent of Cohen & Company, Ltd., Independent Registered Public Accounting Firm.
31.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification by Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97.1	Incentive-Based Compensation Recovery Policy (incorporated by reference to Exhibit 97.1 of the Annual Report on Form 10-K filed by the Registrant on March 29, 2024)
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*Filed	herewith

Item 16. Form 10-K Summary.

None.

VANECK MERK GOLD ETF

FINANCIAL STATEMENTS AS OF JANUARY 31, 2024

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Sponsor, Trustee, and Shareholders of VanEck Merk Gold ETF

Opinions on the Financial Statements and Internal Control Over Financial Reporting

We have audited the accompanying statements of assets and liabilities, including the schedules of investment, of VanEck Merk Gold ETF (the “Trust”) as of January 31, 2026 and 2025, the related statements of operations and changes in net assets for each of the years in the three-year period ended January 31, 2026, and the related notes (collectively referred to as the “financial statements”). We have also audited the Trust’s internal control over financial reporting as of January 31, 2026, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Trust as of January 31, 2026 and 2025, and the results of its operations, and changes in its net assets for each of the years in the three-year period ended January 31, 2026, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Trust maintained, in all material respects, effective internal control over financial reporting as of January 31, 2026, based on criteria established in Internal Control—Integrated Framework (2013) issued by COSO.

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

We have served as the Trust’s auditor since 2023.

/s/ COHEN & COMPANY, LTD.

COHEN & COMPANY, LTD.

Philadelphia, Pennsylvania

March 27, 2026

VanEck Merk Gold ETF

Statements of Assets and Liabilities

	January 31, 2026	January 31, 2025
Assets
Investments in gold bullion (cost $1,384,168,533 and $880,891,128, respectively)	$2,903,285,932	$1,314,597,403
Capital shares receivable	–	13,758,562
Gold bullion sold receivable	108,022	–
Total Assets	2,903,393,954	1,328,355,965

Liabilities
Capital shares payable	108,022	-
Gold bullion purchased payable	–	13,506,499
Sponsor’s fee payable	6	252,077
Total Liabilities	108,028	13,758,576

Net Assets	$2,903,285,926	$1,314,597,389

Net Assets Consists of:
Paid-in-capital	$1,374,198,598	$878,374,184
Accumulated earnings	1,529,087,328	436,223,205
	$2,903,285,926	$1,314,597,389

Shares issued and outstanding (no par value)	62,358,853	48,664,686
Net asset value per share	$46.56	$27.01

See notes to financial statements.

VanEck Merk Gold ETF

Statements of Operations

	For the Year ended January 31, 2026	For the Year ended January 31, 2025	For the Year ended January 31, 2024
Expenses
Sponsor’s fees	$4,831,111	$2,578,699	$1,798,880
Total expenses	4,831,111	2,578,699	1,798,880

Net investment loss	(4,831,111)	(2,578,699)	(1,798,880)

Net Realized and Unrealized Gain (Loss)
Net realized gain from gold bullion distributed for redemptions	12,284,110	2,788,531	3,399,475
Net change in unrealized appreciation (depreciation) on investment in gold bullion	1,085,411,124	312,938,300	36,298,490
Net realized and unrealized gain (loss) from operations	1,097,695,234	315,726,831	39,697,965

Net Increase (Decrease) in Net Assets resulting from operations	$1,092,864,123	$313,148,132	$37,899,085

See notes to financial statements.

VanEck Merk Gold ETF

Statements of Changes in Net Assets

	For the Year ended January 31, 2026	For the Year ended January 31, 2025	For the Year ended January 31, 2024
Net Assets—beginning of year	$1,314,597,389	$780,184,347	$656,592,798
Creations	527,308,972	230,560,739	114,227,672
Redemptions	(31,484,558)	(9,295,829)	(28,535,208)
Net investment loss	(4,831,111)	(2,578,699)	(1,798,880)
Net realized gain from gold bullion distributed for redemptions	12,284,110	2,788,531	3,399,475
Net change in unrealized appreciation (depreciation) on investment in gold bullion	1,085,411,124	312,938,300	36,298,490
Net Assets—end of year	$2,903,285,926	$1,314,597,389	$780,184,347

See notes to financial statements.

VanEck Merk Gold ETF

Schedules of Investment

January 31, 2026

	Fine Ounces	Cost	Value	% of Net Assets
Gold bullion	600,072	$1,384,168,533	$2,903,285,932	100.00%
Total investments	600,072	$1,384,168,533	$2,903,285,932	100.00%
Liabilities in excess of other assets			(6)	(0.00	)%(a)
Net Assets			$2,903,285,926	100.00%

January 31, 2025

	Fine Ounces	Cost	Value	% of Net Assets
Gold bullion	469,450	$880,891,128	$1,314,597,403	100.00%
Total investments	469,450	$880,891,128	$1,314,597,403	100.00%
Liabilities in excess of other assets			(14)	(0.00	)%(a)
Net Assets			$1,314,597,389	100.00%

(a)	Amount is less than 0.005%.

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

The following table summarizes the inputs used as of January 31, 2026 in determining the Trust’s investments at fair value for purposes of ASC 820:

	Level 1	Level 2	Level 3
Investment in gold	$2,903,285,932	$—	$—
Total	$2,903,285,932	$—	$—

The following table summarizes the inputs used as of January 31, 2025 in determining the Trust’s investments at fair value for purposes of ASC 820:

	Level 1	Level 2	Level 3
Investment in gold	$1,314,597,403	$—	$—
Total	$1,314,597,403	$—	$—

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

Changes in the shares for the year ended January 31, 2026 are as follows:

	Shares	Amount
Shares, beginning of year at February 1, 2025	48,664,686	$878,374,184
Shares issued	14,686,006	527,308,972
Shares redeemed	(991,839)	(31,484,558)
Shares, end of year at January 31, 2026	62,358,853	$1,374,198,598

Changes in the shares for the year ended January 31, 2025 are as follows:

	Shares	Amount
Shares, beginning of year at February 1, 2024	39,626,030	$657,109,274
Shares issued	9,407,625	230,560,739
Shares redeemed	(368,969)	(9,295,829)
Shares, end of year at January 31, 2025	48,664,686	$878,374,184

Changes in the shares for the year ended January 31, 2024 are as follows:

	Shares	Amount
Shares, beginning of year at February 1, 2023	35,203,259	$571,416,810
Shares issued	5,944,690	114,227,672
Shares redeemed	(1,521,919)	(28,535,208)
Shares, end of year at January 31, 2024	39,626,030	$657,109,274

2.4. Income Taxes

The Trust is treated as a “grantor trust” for U.S. federal tax purposes. As a result, the Trust itself is not subject to U.S. federal income tax. Instead, the Trust’s income and expenses “flow through” to the shareholders and the Trustee reports the Trust’s income, gains, losses and deductions to the Internal Revenue Service on that basis.

The Sponsor has evaluated whether or not there are uncertain tax positions that require financial statement recognition and has determined that no reserves for uncertain tax positions are required as of January 31, 2026.

2.5. Revenue Recognition Policy

A gain or loss is recognized based on the difference between the selling price and the average cost method of the gold sold on a trade date basis.

2.6. Segment Reporting

The Trust adopted Financial Accounting Standards Board Update 2023-07, Segment Reporting (Topic 280) - Improvements to Reportable Segment Disclosures (“ASU 2023-07”). The Trust’s adoption of the standard impacted financial statement disclosures only and did not affect the Trust’s financial position or results of operations. Operating segments are components of a public entity that engage in business activities from which it may recognize revenues and incur expenses, have discrete financial information available, and have their operating results regularly reviewed by the public entity's chief operating decision maker (“CODM”) when assessing segment performance and making decisions about segment resources. The Managing Member of the Sponsor acts as the Trust's CODM. The CODM monitors the operating results of the Trust as a whole, and the Trust's asset allocation is managed in accordance with its Prospectus. The CODM has concluded that the Trust operates as a single operating segment since the Trust has a single investment strategy. The financial information provided to and reviewed by the CODM is presented within the Trust’s financial statements.

3. INVESTMENT IN GOLD

The following represents the changes in Ounces of gold and the respective fair value at January 31, 2026:

	Ounces	Fair Value
Beginning balance as of February 1, 2025	469,450	$1,314,597,403
Gold bullion contributed	140,180	522,477,839
Gold bullion distributed	(9,558)	(31,484,544)
Realized gain (loss) from gold distributed from in-kind	—	12,284,110
Change in unrealized appreciation (depreciation)	—	1,085,411,124

Ending balance as of January 31, 2026	600,072	$2,903,285,932

The following represents the changes in Ounces of gold and the respective fair value at January 31, 2025:

	Ounces	Fair Value
Beginning balance as of February 1, 2024	383,204	$780,184,353
Gold bullion contributed	89,807	227,982,044
Gold bullion distributed	(3,561)	(9,295,825)
Realized gain (loss) from gold distributed from in-kind	—	2,788,531
Change in unrealized appreciation (depreciation)	—	312,938,300

Ending balance as of January 31, 2025	469,450	$1,314,597,403

The following represents the changes in Ounces of gold and the respective fair value at January 31, 2024:

	Ounces	Fair Value
Beginning balance as of February 1, 2023	341,282	$656,592,807
Gold bullion contributed	56,653	112,428,811
Gold bullion distributed	(14,731)	(28,535,230)
Realized gain (loss) from gold distributed from in-kind	—	3,399,475
Change in unrealized appreciation (depreciation)	—	36,298,490

Ending balance as of January 31, 2024	383,204	$780,184,353

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

5. FINANCIAL HIGHLIGHTS

The following table presents per share performance data and other supplemental financial data for the years ended January 31, 2026, 2025, 2024, 2023 and 2022 for the shareholders. This information has been derived from information presented in the financial statements.

VanEck Merk Gold ETF

Financial Highlights

Per Share Performance (for a share outstanding throughout each year)

	For the Year Ended January 31, 2026	For the Year Ended January 31, 2025	For the Year Ended January 31, 2024	For the Year Ended January 31, 2023	For the Year Ended January 31, 2022
Net asset value per share, beginning of year	$27.01	$19.69	$18.65	$17.45	$18.16

Net investment loss (a)	(0.09)	(0.06)	(0.05)	(0.04)	(0.04)
Net realized and unrealized gain (loss) on investment in gold bullion	19.64	7.38	1.09	1.24	(0.67)
Net change in net assets from operations	19.55	7.32	1.04	1.20	(0.71)
Net asset value per share, end of year	$46.56	$27.01	$19.69	$18.65	$17.45

Total return, at net asset value	72.38%	37.18%	5.58%	6.88%	(3.91)%

Ratio to average net assets
Net investment loss	(0.25)%	(0.25)%	(0.25)%	(0.25)%	(0.25)%
Net expenses	0.25%	0.25%	0.25%	0.25%	0.25%

(a)	Calculated using average shares outstanding.

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

8. SUBSEQUENT EVENTS

Management has evaluated the events and transactions that have occurred through the date the financial statements were issued and noted no items requiring adjustment or additional disclosure in the financial statements.

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

MERK INVESTMENTS LLC
Sponsor of the VanEck Merk Gold ETF

Date: March 27, 2026	/s/ Axel Merk
Axel Merk
President and Chief Investment Officer
(Principal Executive Officer and Principal Financial Officer)

*	The Registrant is a trust and the person is signing in his capacity as an officer of Merk Investments LLC, the Sponsor of the Registrant.