Form 10-Q
period 2026-04-30
VanEck Merk Gold ETF
filed 2026-06-04
CIK 1546652

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2026

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of June 03, 2026, the issuer had 64,449,173 shares outstanding.

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

ii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

VanEck Merk Gold ETF

Statements of Assets and Liabilities

	April 30, 2026	January 31, 2026
	(unaudited)
Assets
Investments in gold bullion (cost $1,455,818,249 and $1,384,168,533, respectively)	$2,825,460,928	$2,903,285,932
Gold Bullion sold receivable	-	108,022
Total assets	$2,825,460,928	$2,903,393,954

Liabilities
Capital shares payable	-	108,022
Sponsor’s fee payable	14	6
Total liabilities	14	108,028

Net assets	$2,825,460,914	$2,903,285,926

Net assets consists of:
Paid-in-capital	$1,435,688,375	$1,374,198,598
Accumulated earnings	1,389,772,539	1,529,087,328
	$2,825,460,914	$2,903,285,926
Shares issued and outstanding (no par value)	63,638,566	62,358,853
Net asset value per share	$44.40	$46.56

See notes to unaudited financial statements.

VanEck Merk Gold ETF

Statements of Operations

	For the Three Months Ended April 30, 2026	For the Three Months Ended April 30, 2025
	(unaudited)	(unaudited)
Expenses
Sponsor’s fees	$1,799,698	$893,967
Total expenses	1,799,698	893,967
Net investment loss	(1,799,698)	(893,967)

Net realized and unrealized gain (loss)
Net realized gain from gold bullion distributed for redemptions	11,959,629	3,223,795
Net change in unrealized appreciation (depreciation) on investment in gold bullion	(149,474,720)	235,630,882
Net realized and unrealized gain (loss) from operations	(137,515,091)	238,854,677

Net increase (decrease) in net assets resulting from operations	$(139,314,789)	$237,960,710

See notes to unaudited financial statements.

VanEck Merk Gold ETF

Statements of Changes in Net Assets

	For the Three Months Ended April 30, 2026	For the Three Months Ended April 30, 2025
	(unaudited)	(unaudited)
Net assets, beginning of period	$2,903,285,926	$1,314,597,389
Creations	83,854,081	118,514,599
Redemptions	(22,364,304)	(8,853,013)
Net investment loss	(1,799,698)	(893,967)
Net realized gain (loss) from gold bullion distributed for redemptions	11,959,629	3,223,795
Net change in unrealized appreciation (depreciation) on investment in gold bullion	(149,474,720)	235,630,882
Net assets, end of period	$2,825,460,914	$1,662,219,685

See notes to unaudited financial statements.

VanEck Merk Gold ETF

Schedules of Investment

April 30, 2026 (unaudited)

	Fine Ounces	Cost	Value	% of Net Assets
Gold bullion	612,011	$1,455,818,249	$2,825,460,928	100.00%
Total investments	612,011	$1,455,818,249	$2,825,460,928	100.00%
Liabilities in excess of other assets			(14)	(0.00	)%(a)
Net assets			$2,825,460,914	100.00%

January 31, 2026

	Fine Ounces	Cost	Value	% of Net Assets
Gold bullion	600,072	$1,384,168,533	$2,903,285,932	100.00%
Total investments	600,072	$1,384,168,533	$2,903,285,932	100.00%
Liabilities in excess of other assets			(6)	(0.00	)%(a)
Net assets			$2,903,285,926	100.00%

(a)	Amount is less than 0.005%

See notes to unaudited financial statements.

VanEck Merk Gold ETF

Notes to Unaudited Financial Statements

1. ORGANIZATION

The VanEck Merk Gold ETF (the “Trust”; known as the Merk Gold Trust prior to October 26, 2015, and then as the Van Eck Merk Gold Trust prior to April 28, 2016, and then as the VanEck Merk Gold Trust prior to August 30, 2024) is an exchange-traded fund formed on May 6, 2014 under New York law pursuant to a depositary trust agreement (the “Trust Agreement”). Merk Investments, LLC (the “Sponsor) has determined that the Trust falls within the scope of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 946, Financial Services-Investment Companies, and has concluded that solely for reporting purposes (and not for any other purpose), the Trust is classified as an Investment Company (as defined in ASC 946). The Trust is not registered as an investment company under the Investment Company Act of 1940 and is not required to register under such act. The Sponsor is responsible for, among other things, overseeing the performance of The Bank of New York Mellon (the “Trustee”) and the Trust’s principal service providers, including the preparation of financial statements. The Trustee is responsible for the day-to-day administration of the Trust.

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

VanEck Merk Gold ETF

Notes to Unaudited Financial Statements
(continued)

The following table summarizes the inputs used as of April 30, 2026 in determining the Trust’s investments at fair value for purposes of ASC 820:

	Level 1	Level 2	Level 3
Investment in gold	$2,825,460,928	$—	$—
Total	$2,825,460,928	$—	$—

The following table summarizes the inputs used as of January 31, 2026 in determining the Trust’s investments at fair value for purposes of ASC 820:

	Level 1	Level 2	Level 3
Investment in gold	$2,903,285,932	$—	$—
Total	$2,903,285,932	$—	$—

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

Changes in the shares for the three-month period ended April 30, 2026 are as follows:

	Shares	Amount
Shares, beginning of period at February 1, 2026	62,358,853	$1,374,198,598
Shares issued	1,738,673	83,854,081
Shares redeemed	(458,960)	(22,364,304)
Shares, end of period at April 30, 2026	63,638,566	$1,435,688,375

VanEck Merk Gold ETF

Notes to Unaudited Financial Statements
(continued)

Changes in the shares for the year ending January 31, 2026 are as follows:

	Shares	Amount
Shares, beginning of period at February 1, 2025	48,664,686	$878,374,184
Shares issued	14,686,006	527,308,972
Shares redeemed	(991,839)	(31,484,558)
Shares, end of period at January 31, 2026	62,358,853	$1,374,198,598

2.4. Income Taxes

The Trust is treated as a “grantor trust” for U.S. federal tax purposes. As a result, the Trust itself is not subject to U.S. federal income tax. Instead, the Trust’s income and expenses “flow through” to the shareholders and the Trustee reports the Trust’s income, gains, losses and deductions to the Internal Revenue Service on that basis.

The Sponsor has evaluated whether or not there are uncertain tax positions that require financial statement recognition and has determined that no reserves for uncertain tax positions are required as of April 30, 2026.

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

3. INVESTMENT IN GOLD

The following represents the changes in Ounces of gold and the respective fair value at April 30, 2026:

	Ounces	Fair Value
Beginning balance as of February 1, 2026	600,072	$2,903,285,932
Gold bullion contributed	16,355	82,054,411
Gold bullion distributed	(4,416)	(22,364,324)
Realized gain (loss) from gold distributed from in-kind	-	11,959,629
Change in unrealized appreciation (depreciation)	-	(149,474,720)
Ending balance as of April 30, 2026	612,011	$2,825,460,928

The following represents the changes in Ounces of gold and the respective fair value at January 31, 2026:

	Ounces	Fair Value
Beginning balance as of February 1, 2025	469,450	$1,314,597,403
Gold bullion contributed	140,180	522,477,839
Gold bullion distributed	(9,558)	(31,484,544)
Realized gain (loss) from gold distributed from in-kind	-	12,284,110
Change in unrealized appreciation (depreciation)	-	1,085,411,124
Ending balance as of January 31, 2026	600,072	$2,903,285,932

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

5. FINANCIAL HIGHLIGHTS

The following table presents per share performance data and other supplemental financial data for the three months ended April 30, 2026 and 2025. This information has been derived from information presented in the financial statements.

Financial Highlights (unaudited)

Per Share Performance (for a share outstanding throughout each period)

	For the Three Months Ended April 30, 2026	For the Three Months Ended April 30, 2025
	(unaudited)	(unaudited)
Net asset value per share, beginning of period	$46.56	$27.01
Net investment loss(a)	(0.03)	(0.02)
Net realized and unrealized gain (loss) on investment in gold bullion	(2.13)	4.77
Net change in net assets from operations	(2.16)	4.75
Net asset value per share, end of period	$44.40	$31.76

Total return, at net asset value(b)	(4.64)%	17.59%

Ratio to average net assets(c)
Net investment loss	(0.25)%	(0.25)%
Net expenses	0.25%	0.25%

(a)	Calculated using average shares outstanding
(b)	Not annualized
(c)	Annualized

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

8. SUBSEQUENT EVENTS

Management has evaluated the events and transactions that have occurred through the date the financial statements were issued and noted no items requiring adjustment or additional disclosures in the financial statements.

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

Results from Operations

The Trust is a trust formed on May 6, 2014 under New York law pursuant to the Trust Agreement. The Sponsor has determined that the Trust falls within the scope of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 946, Financial Services-Investment Companies, and has concluded that solely for reporting purposes (and not for any other purpose), the Trust is classified as an Investment Company (as defined in ASC 946). The Trust is not registered as an investment company under the Investment Company Act of 1940 and is not required to register under such act. The Sponsor is responsible for, among other things, overseeing the performance of the Trustee and the Trust’s principal service providers, including the preparation of financial statements. The Trustee is responsible for the day-to-day administration of the Trust.

The Three Months Ended April 30, 2026 Compared to the Three Months Ended April 30, 2025

The Trust’s NAV decreased from $2,903,285,926 on January 31, 2026 to $2,825,460,914 on April 30, 2026, a 2.68% decrease, compared to a 26.44% increase from $1,314,597,389 on January 31, 2025 to $1,662,219,685 on April 30, 2025. The decrease in the Trust’s NAV in the quarter ended April 30, 2026 resulted from a decrease in the value of investments in gold bullion as compared to the prior period. The number of outstanding Shares increased from 62,358,853 Shares on January 31, 2026 to 63,638,566 Shares on April 30, 2026 due to the creation of Shares by Authorized Participants and the creation of 38,673 Shares in the quarter for Sponsor’s fees, as compared to 29,998 Shares for such purpose in the quarter ended April 30, 2025. The number of outstanding Shares on April 30, 2025 was 52,339,392. The Sponsor’s fees are payable at an annualized rate of 0.25% of the Trust’s NAV, accrued on a daily basis computed on the prior business day’s NAV and paid monthly in arrears. Due to the daily accrual but monthly payment, the number of Sponsor’s fee Shares issued can vary and possibly decrease, even as the number of Shares outstanding increases slightly.

The Trust’s NAV per Share decreased 4.64% during the quarter ended April 30, 2026, starting at $46.56 per Share and ending at $44.40 per Share, compared to an increase of 17.59%, from $27.01 to $31.76 during the quarter ended April 30, 2025. The Trust’s NAV per share decreased slightly more than the price per ounce of gold on a percentage basis due to the Sponsor’s fees, which were 38,673 Shares in total for the quarter ended April 30, 2026, compared with 29,998 Shares paid as Sponsor’s fees in the quarter ended April 30, 2025. The NAV per share of $51.34 on March 02, 2026 was the highest during the quarter, compared with a low of $41.97 on March 26, 2026.

The change in net assets from operations for the quarter ended April 30, 2026 was $(139,314,789), resulting from the Sponsor’s fees of $(1,799,698), a net realized gain of $11,959,629 from gold bullion distributed for redemptions, and a net change in unrealized depreciation on investment in gold bullion of $(149,474,720). In comparison, change in net assets from operations for the quarter ended April 30, 2025 was $237,960,710, resulting from the Sponsor’s fees of $(893,967), a net realized gain of $3,223,795 from gold bullion distributed for redemptions, and a net change in unrealized appreciation on investment in gold bullion of $235,630,882.

Other than the Sponsor’s fee, the Trust had no expenses during the quarter ended April 30, 2026 or the quarter ended April 30, 2025.

For the calendar quarter ended March 31, 2026, the Marketing Agent earned a fee of $537,257; since the initiation of the Marketing Agent’s efforts on behalf of the Trust on October 22, 2015, a total of $3,557,472 in Fees has been paid, representing 2.08% of the Maximum Fee potentially payable to the Marketing Agent pursuant to the Marketing Agent Agreement. Effective July 24, 2020, the Sponsor and the Marketing Agent amended the fee structure under the Marketing Agent Agreement, however the financial obligations created thereunder remain the obligations of the Sponsor of the Trust, any fees payable thereunder remain payable from the Sponsor’s fee and the cap on the fees payable to the Marketing Agent remains unchanged.

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

The Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s gold as necessary to pay the Trust’s expenses not otherwise assumed by the Sponsor. The Trustee will not sell gold to pay the Sponsor’s fee but will pay the Sponsor’s fee in Shares in lieu of cash. At April 30, 2026 and April 30, 2025, the Trust did not have any cash balances.

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

Under the supervision and with the participation of the principal executive officer and principal financial officer of the Sponsor, the Sponsor conducted an evaluation of the Trust’s disclosure controls and procedures, as defined under Exchange Act Rules 13a-15(e) and 15d-15(e). Based on this evaluation, the principal executive officer and principal financial officer of the Sponsor concluded that, as of April 30, 2026, the Trust’s disclosure controls and procedures were effective.

There have been no changes in the Trust’s or Sponsor’s internal control over financial reporting that occurred during the Trust’s fiscal quarter ended April 30, 2026 that have materially affected, or are reasonably likely to materially affect, the Trust’s or Sponsor’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

You should carefully consider the factors discussed under the caption “Risk Factors” beginning on page 21 of our Annual Report on Form 10-K for the fiscal year ended January 31, 2026 (the “Annual Report”), filed with the Securities and Exchange Commission on March 27, 2026, which could materially affect our business, financial condition or future results. There have been no material changes in our risk factors from those disclosed in the Annual Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) None.

(b) Not applicable.

(c)

Shares Redeemed Per Month in the Quarter ended April 30, 2026	Total Shares Redeemed	Average Ounces of Gold Per Share
Period
02/01/26 to 02/29/26	44,189	0.00962193
03/01/26 to 03/31/26	407,281	0.00961999
04/01/26 to 04/30/26	7,490	0.00961791
	458,960

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

MERK INVESTMENTS LLC
Sponsor of the VanEck Merk Gold ETF

Date: June 4, 2026	/s/ Axel Merk
Axel Merk
President and Chief Investment Officer
(Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer)

*	The Registrant is a trust and the person is signing in his capacities as officers of Merk Investments LLC, the Sponsor of the Registrant.