Form 10-Q
period 2026-07-31
VanEck Merk Gold ETF
filed 2026-09-08
CIK 1546652

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2026

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

1042 University Ave.

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

As of September 4, 2026, the issuer had 67,185,613 shares outstanding.

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

ii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

VanEck Merk Gold ETF

Statements of Assets and Liabilities

	July 31, 2026	January 31, 2026
	(unaudited)
Assets
Investments in gold bullion (cost $1,526,668,169 and $1,384,168,533, respectively)	$2,537,708,326	$2,903,285,932
Gold Bullion sold receivable	–	108,022
Total Assets	$2,537,708,326	$2,903,393,954

Liabilities
Capital shares payable	-	108,022
Sponsor’s fee payable	35	6
Total liabilities	35	108,028

Net assets	$2,537,708,291	$2,903,285,926

Net assets consists of:
Paid-in-capital	$1,500,304,899	$1,374,198,598
Accumulated earnings	1,037,403,392	1,529,087,328
	$2,537,708,291	$2,903,285,926

Shares issued and outstanding (no par value)	65,174,928	62,358,853
Net asset value per share	$38.94	$46.56

See notes to unaudited financial statements.

VanEck Merk Gold ETF

Statements of Operations

	For the Three Months Ended July 31, 2026	For the Three Months Ended July 31, 2025	For the Six Months Ended July 31, 2026	For the Six Months Ended July 31, 2025
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Expenses
Sponsor’s fees	$1,679,188	$1,079,987	$3,478,886	$1,973,954
Total expenses	1,679,188	1,079,987	3,478,886	1,973,954
Net investment loss	(1,679,188)	(1,079,987)	(3,478,886)	(1,973,954)

Net realized and unrealized gain (loss)
Net realized gain from gold bullion distributed for redemptions	7,912,563	816,815	19,872,192	4,040,610
Net change in unrealized appreciation (depreciation) on investment in gold bullion	(358,602,522)	(4,550,044)	(508,077,242)	231,080,838
Net realized and unrealized gain (loss) from operations	(350,689,959)	(3,733,229)	(488,205,050)	235,121,448

Net increase (decrease) in net assets resulting from operations	$(352,369,147)	$(4,813,216)	$(491,683,936)	$233,147,494

See notes to unaudited financial statements.

VanEck Merk Gold ETF

Statements of Changes in Net Assets

	For the Three Months Ended July 31, 2026	For the Three Months Ended July 31, 2025	For the Six Months Ended July 31, 2026	For the Six Months Ended July 31, 2025
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Net assets, beginning of period	$2,825,460,914	$1,662,219,685	$2,903,285,926	$1,314,597,389
Creations	84,325,578	107,885,022	168,179,659	226,399,621
Redemptions	(19,709,054)	(2,073,265)	(42,073,358)	(10,926,278)
Net investment loss	(1,679,188)	(1,079,987)	(3,478,886)	(1,973,954)
Net realized gain from gold bullion distributed for redemptions	7,912,563	816,815	19,872,192	4,040,610
Net change in unrealized appreciation (depreciation) on investment in gold bullion	(358,602,522)	(4,550,044)	(508,077,242)	231,080,838
Net assets, end of period	$2,537,708,291	$1,763,218,226	$2,537,708,291	$1,763,218,226

See notes to unaudited financial statements.

VanEck Merk Gold ETF

Schedules of Investment

July 31, 2026 (unaudited)

	Fine Ounces	Cost	Value	% of Net Assets
Gold bullion	626,383	$1,526,668,169	$2,537,708,326	100.00%
Total investments	626,383	$1,526,668,169	$2,537,708,326	100.00%
Liabilities in excess of other assets			(35)	(0.00	)%(a)
Net assets			$2,537,708,291	100.00%

January 31, 2026

	Fine Ounces	Cost	Value	% of Net Assets
Gold bullion	600,072	$1,384,168,533	$2,903,285,932	100.00%
Total investments	600,072	$1,384,168,533	$2,903,285,932	100.00%
Liabilities in excess of other assets			(6)	(0.00	)%(a)
Net assets			$2,903,285,926	100.00%

(a)	Amount is less than 0.005%

See notes to unaudited financial statements.

VanEck Merk Gold ETF

Notes to Unaudited Financial Statements

1. ORGANIZATION

The VanEck Merk Gold ETF (the “Trust”; known as the Merk Gold Trust prior to October 26, 2015, and then as the Van Eck Merk Gold Trust prior to April 28, 2016, and then as the VanEck Merk Gold Trust prior to August 30, 2024) is an exchange-traded fund formed on May 6, 2014 under New York law pursuant to a depositary trust agreement (the “Trust Agreement”). Merk Investments, LLC (the “Sponsor”) has determined that the Trust falls within the scope of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 946, Financial Services-Investments Companies, and has concluded that solely for reporting purposes (and not for any other purpose), the Trust is classified as an Investment Company (as defined in ASC 946). The Trust is not registered as an investment company under the Investment Company Act of 1940 and is not required to register under such act. The Sponsor is responsible for, among other things, overseeing the performance of The Bank of New York Mellon (the “Trustee”) and the Trust’s principal service providers, including the preparation of financial statements. The Trustee is responsible for the day-to-day administration of the Trust.

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

VanEck Merk Gold ETF

Notes to Unaudited Financial Statements

(continued)

The following table summarizes the inputs used as of July 31, 2026 in determining the Trust’s investments at fair value for purposes of ASC 820:

	Level 1	Level 2	Level 3
Investment in gold	$2,537,708,326	$—	$—
Total	$2,537,708,326	$—	$—

The following table summarizes the inputs used as of January 31, 2026 in determining the Trust’s investments at fair value for purposes of ASC 820:

	Level 1	Level 2	Level 3
Investment in gold	$2,903,285,932	$—	$—
Total	$2,903,285,932	$—	$—

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

Changes in the shares for the six-month period ended July 31, 2026 are as follows:

	Shares	Amount
Shares, beginning of period at February 1, 2026	62,358,853	$1,374,198,598
Shares issued	3,780,239	168,179,659
Shares redeemed	(964,164)	(42,073,358)
Shares, end of period at July 31, 2026	65,174,928	$1,500,304,899

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

The Sponsor has evaluated whether or not there are uncertain tax positions that require financial statement recognition and has determined that no reserves for uncertain tax positions are required as of July 31, 2026.

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

3. INVESTMENT IN GOLD

The following represents the changes in Ounces of gold and the respective fair value at July 31, 2026:

	Ounces	Fair Value
Beginning balance as of February 1, 2026	600,072	$2,903,285,932
Gold bullion contributed	35,583	164,700,811
Gold bullion distributed	(9,272)	(42,073,367)
Realized gain (loss) from gold distributed from in-kind	—	19,872,192
Change in unrealized appreciation (depreciation)	—	(508,077,242)
Ending balance as of July 31, 2026	626,383	$2,537,708,326

The following represents the changes in Ounces of gold and the respective fair value at January 31, 2026:

	Ounces	Fair Value
Beginning balance as of February 1, 2025	469,450	$1,314,597,403
Gold bullion contributed	140,180	522,477,839
Gold bullion distributed	(9,558)	(31,484,544)
Realized gain (loss) from gold distributed from in-kind	-	12,284,110
Change in unrealized appreciation (depreciation)	-	1,085,411,124
Ending balance as of January 31, 2026	600,072	$2,903,285,932

4. RELATED PARTIES—SPONSOR, TRUSTEE, CUSTODIAN AND MARKETING FEES

Fees paid are to the Sponsor as compensation for services performed under the Trust Agreement. Effective July 24, 2020, the Sponsor’s fee is payable at an annualized rate of 0.25% of the Trust’s NAV, accrued on a daily basis computed on the prior business day’s NAV and paid monthly in arrears.

VanEck Merk Gold ETF

Notes to Unaudited Financial Statements

(continued)

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

5. FINANCIAL HIGHLIGHTS

The following table presents per share performance data and other supplemental financial data for the three and six months ended July 31, 2026 and 2025. This information has been derived from information presented in the financial statements.

Financial Highlights (unaudited)

Per Share Performance (for a share outstanding throughout each period)

	For the Three Months Ended July 31, 2026	For the Three Months Ended July 31, 2025	For the Six Months Ended July 31, 2026	For the Six Months Ended July 31, 2025
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Net asset value per share, beginning of period	$44.40	$31.76	$46.56	$27.01
Net investment loss(a)	(0.03)	(0.02)	(0.05)	(0.04)
Net realized and unrealized gain (loss) on investment in gold bullion	(5.43)	(0.03)	(7.57)	4.74
Net change in net assets from operations	(5.46)	(0.05)	(7.62)	4.70
Net asset value per share, end of period	$38.94	$31.71	$38.94	$31.71

Total return, at net asset value(b)	(12.30)%	(0.16)%	(16.37)%	17.40%

Ratio to average net assets(c)
Net investment loss	(0.25)%	(0.25)%	(0.25)%	(0.25)%
Net expenses	0.25%	0.25%	0.25%	0.25%

(a)	Calculated using average shares outstanding

(b)	Not annualized

(c)	Annualized

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This information should be read in conjunction with the unaudited financial statements and notes to the unaudited financial statements included in Item 1 of Part 1 of this Form 10-Q. The discussion and analysis that follows may contain forward-looking statements with respect to the VanEck Merk Gold ETF’s financial conditions, operations, future performance and business. These statements can be identified by the use of the words “may,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or similar words and phrases. These statements are based upon certain assumptions and analyses Merk Investments LLC, the Sponsor, has made based on its perception of historical trends, current conditions and expected future developments. Neither the Trust nor the Sponsor is under a duty to update any of the forward-looking statements, to conform such statements to actual results or to reflect a change in management’s expectations or predictions.

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

The Three Months Ended July 31, 2026 Compared to the Three Months Ended July 31, 2025

The Trust’s NAV decreased from $2,825,460,914 at April 30, 2026 to $2,537,708,291 at July 31, 2026, a 10.18% decrease, compared to a 6.08% increase from $1,662,219,685 at April 30, 2025 to $1,763,218,226 at July 31, 2025. The decrease in the Trust’s NAV in the quarter ended July 31, 2026 resulted from a decrease in the value of investments in gold bullion. The number of outstanding Shares increased from 63,638,566 Shares at April 30, 2026 to 65,174,928 Shares at July 31, 2026 due to the creation of Shares by Authorized Participants and the creation of 41,566 Shares in the quarter for Sponsor’s fees, as compared to 33,986 Shares for such purpose in the quarter ended July 31, 2025. The number of outstanding Shares on July 31, 2025 was 55,607,168. Effective July 24, 2020, the Sponsor’s fees are payable at an annualized rate of 0.25% of the Trust’s NAV, accrued on a daily basis computed on the prior Business Day’s NAV and paid monthly in arrears. Due to the daily accrual but monthly payment, the number of Sponsor’s fee Shares issued can vary and possibly decrease, even as the number of Shares outstanding increases slightly.

The Trust’s NAV per Share decreased 12.30% during the quarter ended July 31, 2026, starting at $44.40 per Share and ending at $38.94 per Share, compared to a decrease of 0.16%, from $31.76 to $31.71 during the quarter ended July 31, 2025. The Trust’s NAV per share decreased slightly more than the price per ounce of gold on a percentage basis due to the Sponsor’s fees, which were 41,566 Shares in total for the quarter ended July 31, 2026, compared with 33,986 Shares paid as Sponsor’s fees in the quarter ended July 31, 2025. The NAV per share of $45.53 on May 11, 2026 was the highest during the quarter, compared with a low of $38.24 on July 16, 2026.

The change in net assets from operations for the quarter ended July 31, 2026 was $(352,369,147), resulting from the Sponsor’s fees of $(1,679,188), a net realized gain of $7,912,563 from gold bullion distributed for redemptions, and a net change in unrealized depreciation on investment in gold bullion of $(358,602,522). In comparison, the change in net assets from operations for the quarter ended July 31, 2025 was $(4,813,216), resulting from the Sponsor’s fees of $(1,079,987), a net realized gain of $816,815 from gold bullion distributed for redemptions, and a net change in unrealized depreciation on investment in gold bullion of $(4,550,044).

Other than the Sponsor’s fee, the Trust had no expenses during the quarter ended July 31, 2026 or the quarter ended July 31, 2025.

The Six Months Ended July 31, 2026 Compared to the Six Months Ended July 31, 2025

The Trust’s NAV decreased from $2,903,285,926 at January 31, 2026 to $2,537,708,291 at July 31, 2026, a 12.59% decrease, compared to a 34.13% increase from $1,314,597,389 at January 31, 2025 to $1,763,218,226 at July 31, 2025. The decrease in the Trust’s NAV in the six months ended July 31, 2026 resulted from a decrease in the value of investments in gold bullion. The number of outstanding Shares increased from 62,358,853 Shares at January 31, 2026 to 65,174,928 Shares at July 31, 2026 due to the redemption of 964,164 Shares offset by the creation of 3,780,239 Shares which include 80,239 Shares created for Sponsor’s fees in the six months ended July 31, 2026, as compared to 371,502 Shares redeemed, offset by 7,313,984 shares created which include 63,984 Shares created for Sponsor’s fees in the six months ended July 31, 2025. The number of outstanding Shares on July 31, 2025 was 55,607,168. Effective July 24, 2020, the Sponsor’s fees are payable at an annualized rate of 0.25% of the Trust’s NAV, accrued on a daily basis computed on the prior Business Day’s NAV and paid monthly in arrears. Due to the daily accrual but monthly payment, the number of Sponsor’s fee Shares issued can vary and possibly decrease, even as the number of Shares outstanding increases slightly.

The Trust’s NAV per Share decreased approximately 16.37% during the six months ended July 31, 2026, starting at $46.56 per Share and ending at $38.94 per Share, compared to an increase of 17.40%, from $27.01 to $31.71 during the six months ended July 31, 2025. The Trust’s NAV per share decreased slightly more than the price per ounce of gold on a percentage basis due to the Sponsor’s fees, which were 80,239 Shares in total for the six months ended July 31, 2026, compared with 63,984 Shares paid as Sponsor’s fees in the six months ended July 31, 2025. The NAV per share of $51.34 on March 2, 2026 was the highest during the six months ended July 31, 2026, compared with a low of $38.24 on July 16, 2026.

The change in net assets from operations for the six months ended July 31, 2026 was $(491,683,936), resulting from the Sponsor’s fees of $(3,478,886), a net realized gain of $19,872,192 from gold bullion distributed for redemptions and a net change in unrealized depreciation on investment in gold bullion of $(508,077,242). In comparison, the change in net assets from operations for the six months ended July 31, 2025 was $233,147,494, resulting from the Sponsor’s fees of $(1,973,954), a net realized gain of $4,040,610 from gold bullion distributed for redemptions and a net change in unrealized appreciation on investment in gold bullion of $231,080,838.

Other than the Sponsor’s fee, the Trust had no expenses during the six months ended July 31, 2026 or the six months ended July 31, 2025.

For the calendar quarter ended June 30, 2026, the Marketing Agent earned a fee of $629,901; since the initiation of the Marketing Agent’s efforts on behalf of the Trust on October 22, 2015, a total of $4,187,373 in Fees has been paid, representing 2.3% of the maximum fee potentially payable to the Marketing Agent pursuant to the Marketing Agent Agreement.  Effective July 24, 2020, the Sponsor and the Marketing Agent amended the fee structure under the Marketing Agent Agreement, however the financial obligations created thereunder remain the obligations of the Sponsor of the Trust, any fees payable thereunder remain payable from the Sponsor’s fee and the cap on the fees payable to the Marketing Agent remains unchanged.

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

The Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s gold as necessary to pay the Trust’s expenses not otherwise assumed by the Sponsor. The Trustee will not sell gold to pay the Sponsor’s fee but will pay the Sponsor’s fee in Shares in lieu of cash. At July 31, 2026 and July 31, 2025, the Trust did not have any cash balances.

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

Under the supervision and with the participation of the principal executive officer and principal financial officer of the Sponsor, the Sponsor conducted an evaluation of the Trust’s disclosure controls and procedures, as defined under Exchange Act Rules 13a-15(e) and 15d-15(e). Based on this evaluation, the principal executive officer and principal financial officer of the Sponsor concluded that, as of July 31, 2026, the Trust’s disclosure controls and procedures were effective.

There have been no changes in the Trust’s or Sponsor’s internal control over financial reporting that occurred during the Trust’s fiscal quarter ended July 31, 2026 that have materially affected, or are reasonably likely to materially affect, the Trust’s or Sponsor’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	None.

(b)	Not applicable.

(c)

Shares Redeemed Per Month in the Quarter ended July 31, 2026	Total Shares Redeemed	Average Ounces of Gold Per Share
Period
05/01/26 to 05/31/26	3,122	0.00961593
06/01/26 to 06/30/26	-	0.00961388
07/01/26 to 07/31/26	502,082	0.00961169
	505,204

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

MERK INVESTMENTS LLC
Sponsor of the VanEck Merk Gold ETF

Date: September 8, 2026	/s/ Axel Merk
Axel Merk
President and Chief Investment Officer
(Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer)

*	The Registrant is a trust and the person is signing in his capacities as officers of Merk Investments LLC, the Sponsor of the Registrant.